Form 10-Q
period 1999-06-30
STARMEDIA NETWORK INC
filed 1999-08-16
CIK 1057334

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                     1-15015
                     --------------------------------------
                            (Commission File Number)

                  For the quarterly period ended June 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                              ---------------------

                             StarMedia Network, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                      06-1461770
            --------------------                          ----------------------
(State or Other Jurisdiction of Incorporation)              (I.R.S. Employer
                                                          Identification Number)


         29 WEST 36TH STREET, NEW YORK, NY                        10018
--------------------------------------------------------------------------------
      (Address of Principal Executive Offices)                  (Zip Code)


                                 (212) 548-9600
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes[X] No[ ]

As of June 30, 1999, there were 57,222,000 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                                      INDEX
                    STARMEDIA NETWORK, INC. and SUBSIDIARIES


PART I.       FINANCIAL INFORMATION                                                               PAGE NO.

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

             Condensed Consolidated Balance Sheets at June 30, 1999
             and December 31, 1998                                                                     3

             Condensed Consolidated Statements of Operations for the
             three and six months ended June 30, 1999 and 1998                                         4

             Condensed Consolidated Statement of Stockholders' Equity
             for the six months ended June 30, 1999                                                    5

             Condensed Consolidated Statements of Cash Flows
             for the six months ended June 30, 1999 and 1998                                           6

             Notes to Condensed Consolidated Financial Statements                                      7

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                    13

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                               40

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                                        40

Item 2.      Changes In Securities and Use of Proceeds                                                41

Item 3.      Defaults upon Senior Securities                                                          41

Item 4.      Submission of Matters to a Vote of Security Holders                                      41

Item 5.      Other Information                                                                        41

Item 6.      Exhibits and Reports on Form 8-K                                                         41

Item 7.      Signatures                                                                               42


                         PART I -- FINANCIAL INFORMATION

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          JUNE 30, 1999     DECEMBER 31, 1998
                                                          -------------     -----------------
                                                           (Unaudited)          (Note 1)
ASSETS
Current assets:
         Cash and cash equivalents                        $ 164,716,000       $ 53,141,000
         Account receivables, net                             2,122,000            460,000
         Other current assets                                 2,403,000          1,675,000
                                                          -------------       ------------
         Total current assets                               169,241,000         55,276,000
Fixed assets, net                                            10,616,000          5,457,000
Intangible assets, net                                          583,000            179,000
Goodwill, net                                                 7,429,000                 --
Other assets                                                  4,467,000            129,000
                                                          -------------       ------------
                                                          $ 192,336,000       $ 61,041,000
                                                          =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
         Accounts payable                                 $   3,810,000       $    308,000
         Accrued expenses                                     8,644,000          6,442,000
         Loan payable, current portion                        1,497,000                 --
         Capital lease obligations, current portion             110,000            220,000
         Deferred revenues                                      924,000            815,000
                                                          -------------       ------------
         Total current liabilities                           14,985,000          7,785,000

Loan payable, long term                                       3,208,000                 --
Long term liabilities                                           381,000                 --
Deferred rent                                                   124,000            122,000

Series A redeemable convertible preferred stock                      --          4,218,000
Series B redeemable convertible preferred stock                      --         12,944,000
Series C redeemable convertible preferred stock                      --         79,332,000

Stockholders' equity (deficit):
        Common stock                                             57,000             12,000
        Additional paid-in capital                          281,553,000         19,658,000
        Deferred compensation                               (11,609,000)        (8,666,000)
        Other comprehensive loss                               (320,000)           (32,000)
        Accumulated deficit                                 (96,043,000)       (54,332,000)
                                                          -------------       ------------
Total stockholders' equity (deficit)                        173,638,000        (43,360,000)
                                                          -------------       ------------
Total liabilities and stockholders' equity (deficit)      $ 192,336,000       $ 61,041,000
                                                          =============       ============

See notes to Unaudited Condensed Consolidated Financial Statements.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                       JUNE 30, 1999     JUNE 30, 1998       JUNE 30, 1999      JUNE 30, 1998
                                       -------------     -------------       -------------      -------------
Revenues                               $  3,751,000       $    589,000       $  5,299,000       $    850,000

Operating expenses:
Product & technology development          6,363,000          2,381,000          9,930,000          3,178,000
Sales & marketing                        13,262,000          4,199,000         22,922,000          6,015,000
General & administration                  3,960,000            583,000          6,378,000          1,033,000
Depreciation & amortization               1,166,000            169,000          1,637,000            248,000
Stock-based compensation expense          1,595,000          3,248,000          3,012,000          3,250,000
                                       ------------       ------------       ------------       ------------
     Total operating expenses            26,346,000         10,580,000         43,879,000         13,724,000
                                       ------------       ------------       ------------       ------------

Loss from operations                    (22,595,000)        (9,991,000)       (38,580,000)       (12,874,000)

Interest income, net                        714,000             63,000          1,135,000             90,000
                                       ------------       ------------       ------------       ------------
Net loss                                (21,881,000)        (9,928,000)       (37,445,000)       (12,784,000)

Preferred stock dividends and
    accretion                            (1,725,000)          (425,000)        (4,266,000)          (720,000)
                                       ------------       ------------       ------------       ------------

Net loss available
   to common shareholders              $(23,606,000)      $(10,353,000)      $(41,711,000)      $(13,504,000)
                                       ============       ============       ============       ============

Historical basic and diluted
 net loss per common share             $      (0.77)      $      (1.00)      $      (1.97)      $      (1.32)
                                       ============       ============       ============       ============

Historical number of shares used
   in computing basic and diluted
   net loss per share                    30,637,863         10,347,374         21,142,904         10,220,866
                                       ============       ============       ============       ============


       See notes to Unaudited Condensed Consolidated Financial Statements.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)
                     For the six months ended June 30, 1999

                                    Common Stock
                                                        Additional                                   Other
                                                         Paid-in    Accumulated     Deferred     Comprehensive
                                  Shares      Amount     Capital      Deficit     Compensation       Income       Total
                              -----------------------------------------------------------------------------------------------
Balance at December 31, 1998    11,525,334  $12,000    $19,658,000  $(54,332,000)  $(8,666,000)    $(32,000)   $(43,360,000)
Deferred Compensation
  related to stock options,
  net of cancellations                                   5,955,000                  (5,955,000)                           -
Amortization of
  deferred compensation                                                              3,012,000                    3,012,000
Issuance of common stock,
  net of offering costs         11,926,363   12,000    151,435,000                                              151,447,000
Shares issued for
  acquisition of
       Services Interactivos
  Limitada                          20,000               1,000,000                                                1,000,000
Conversion of redeemable
    Convertible preferred
      stock                     31,996,667   31,000    100,728,000                                              100,759,000
Exercise of common stock
  options                        1,753,636    2,000      2,014,000                                                2,016,000
Stock options issued for
  services                                                  31,000                                                   31,000
Transaction expenses related
  to Wass Net S.L. Acquisition
  payable by Wass Net
  Shareholders                                             732,000                                                  732,000
Preferred stock dividends
  and accretion                                                       (4,266,000)                                (4,266,000)

Net loss for the period                                              (37,445,000)                               (37,445,000)

Translation adjustment                                                                             (288,000)       (288,000)
                                                                                                   --------         -------

Comprehensive loss                                                                                              (37,733,000)
                                -------------------------------------------------------------------------------------------
Balance at June 30, 1999        57,222,000  $57,000  $281,553,000   $(96,043,000) $(11,609,000)   $(320,000)   $173,638,000
                                ==========  =======  ============   ============  ============    =========    ============


See notes to Unaudited Condensed Consolidated Financial Statements.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                             JUNE 30, 1999       JUNE 30, 1998
                                                                             -------------       ------------
Operating activities
Net loss                                                                     $ (37,445,000)      $(12,784,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization                                                 1,637,000            248,000
   Provision for bad debts                                                         179,000              9,000
   Amortization of deferred compensation                                         3,012,000          3,250,000
   Stock options issued for services                                                31,000                 --
   Deferred rent                                                                     2,000             27,000

   Changes in operating assets and liabilities:
     Accounts receivable                                                        (1,844,000)          (411,000)
     Other assets                                                               (5,264,000)          (695,000)
     Accounts payable and accrued expenses                                       2,995,000          3,102,000
     Deferred revenue                                                              109,000            305,000
                                                                             -------------       ------------
        Net cash used in operating activities                                  (36,588,000)        (6,949,000)

Investing activities:
     Purchases of fixed assets                                                  (5,988,000)        (2,397,000)
     Intangible assets                                                            (360,000)          (371,000)
     Cash paid for acquisitions                                                 (4,711,000)                --
                                                                             -------------       ------------
        Net cash used in investing activities                                  (11,059,000)        (2,768,000)

Financing activities:
     Issuance of common stock                                                  154,422,000         11,978,000
     Proceeds from issuance of long term debt                                    5,074,000                 --
     Payments under long term debt                                                (369,000)                --
     Payments under capital lease obligation                                      (110,000)           285,000
     Repayment to stockholders                                                          --            (67,000)

                                                                             -------------       ------------
     Net cash provided by financing activities                                 159,749,000         12,196,000

Effect of exchange rate changes on
    cash and cash equivalents                                                     (527,000)                --
                                                                             -------------       ------------
Net increase in cash                                                           111,575,000          2,479,000

Cash at beginning of period                                                     53,141,000            443,000
                                                                             -------------       ------------

Cash at end of period                                                        $ 164,716,000       $  2,922,000
                                                                             =============       ============

Supplemental disclosure of non-cash investing and financing activities:
     Accrued purchases of fixed assets and intangible assets                 $     477,000       $         --
                                                                             =============       ============
     Accrued costs for acquisitions                                          $   1,174,000       $         --
                                                                             =============       ============
     Accrued costs related to issuance of common stock                       $     959,000       $         --
                                                                             =============       ============

Supplemental disclosure of cash flow information
Interest paid                                                                $      66,000       $     29,000
                                                                             =============       ============
Income taxes paid                                                            $          --       $         --
                                                                             =============       ============

See notes to Unaudited Condensed Consolidated Financial Statements.

                    STARMEDIA NETWORK, INC. and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1999

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying consolidated financial statements include the accounts of StarMedia Network, Inc. and its wholly-owned subsidiaries (collectively, "StarMedia" or the "Company"). All intercompany account balances and transactions have been eliminated in consolidation.

StarMedia is the leading online network targeting Latin America. The Company's network consists of interest-specific channels, extensive Web-based community features, sophisticated search capabilities and access to online shopping in Spanish and Portuguese. These channels cover topics of interest to Latin Americans online, including local and regional news, business and sports. The Company promotes user affinity to the StarMedia community by providing Spanish and Portuguese language e-mail, chat rooms, instant messaging and personal homepages. During 1999, the Company also launched sales offices in Spain and Puerto Rico and began hiring regional sales managers throughout the United States, focusing on those regions with high Spanish-speaking populations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form S-1 as filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements have been restated to reflect the May 26, 1999 acquisition of Wass Net, S.L. ("Wass Net"), which was accounted for as a pooling of interests.

2. ACQUISITIONS

ACHEI INTERNET PROMOTION, LTDA

On March 10, 1999, the Company acquired all of the outstanding stock of Achei Internet Promotion Ltda. ("Achei"), a Brazilian company, in exchange for cash of $810,000.

KD SISTEMAS DE INFORMACAO LTDA.

On April 13, 1999, the Company acquired all of the outstanding stock of KD Sistemas de Informacao Ltda. ("KD Sistemas"), a Brazilian company, in exchange for a cash payment of $5,000,000 at closing, $890,000 payable in March 2000, and additional estimated cash payments of up to $6,400,000, in the aggregate, due in March 2000, 2001 and 2002 upon the achievement of certain performance targets (the "Earn-out"), plus related expenses of approximately $250,000. As a portion of the Earn-out is contingent upon the continued employment of certain key individuals, the Company will record a portion of such payments as compensation expense, estimated to be $3,000,000, when and if such performance targets are met.

SERVICES INTERACTIVOS LIMITADA

In June 1999, the Company acquired all the outstanding stock of Services Interactivos Limitada ("SIL") for 20,000 shares of the Company's common stock.

The Company accounted for the acquisition under the purchase method of accounting and the results of the operations have been included in the financial statements of the Company from the dates of the acquisition. The excess purchase price over the fair value of the net assets acquired, including expenses incurred by the Company, has been recorded as goodwill. Goodwill resulting from the acquisition of approximately $7,967,000 is being amortized using the straight-line method over three years.

The pro forma unaudited consolidated results of operations, assuming the consummation of the KD Sistemas acquisition as of January 1, 1998, are as follows:

                                              SIX MONTHS ENDED
                                                   JUNE 30
                                        --------------------------------
                                            1999               1998
                                            ----               ----

          Revenues                      $  5,555,000       $  1,250,000
          Net loss                      $(37,812,000)      $(13,553,000)
          Net loss available for
               common shareholders      $(42,078,000)      $(14,273,000)
                                        ============       ============
          Basic and diluted
               net loss per share       $      (1.99)      $      (1.40)
                                        ============       ============

The effect of the Achei and SIL acquisitions were not included in the pro forma unaudited consolidated results of operations due to immateriality.

WASS NET, S.L.

Effective May 26, 1999, the Company acquired all of the outstanding stock of Wass Net, a company organized under the laws of Spain. The acquisition was completed pursuant to the terms of a Share Purchase Agreement, whereby Wass Net became a wholly-owned subsidiary of the Company. Under the terms of the agreement, the Wass Net shareholders received 161.9 shares of the Company's common stock for each outstanding Wass Net share. Accordingly, the Company issued 1,133,334 shares of its common stock for all the outstanding shares of Wass Net stock. Wass Net is a Spanish-language online community offering e-mail, chat, classifieds, bulletin boards, home pages and search capabilities. The acquisition was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Wass Net for all periods presented.

Unaudited combined and separate results of StarMedia and Wass Net during the periods preceding the merger were as follows:

                                           STARMEDIA          WASS NET      INTERCOMPANY       COMBINED
                                           ---------          --------      ------------       --------
     SIX MONTHS ENDED JUNE 30, 1999
     Revenues                            $   5,293,000       $   11,000        $(5,000)     $    5,299,000
     Net Loss                            $  36,560,000       $  885,000        $     -      $   37,445,000

     SIX MONTHS ENDED JUNE 30, 1998
     Revenues                            $     845,000       $    5,000        $     -      $      850,000
     Net Loss                            $  12,779,000       $    5,000        $     -      $   12,784,000

     THREE MONTHS ENDED JUNE 30, 1999
     Revenues                            $   3,751,000       $        -        $     -      $    3,751,000
     Net Loss                            $  21,009,000       $  872,000        $     -      $   21,881,000

     THREE MONTHS ENDED JUNE 30, 1998
     Revenues                            $     589,000       $        -        $     -      $      589,000
     Net Loss                            $   9,922,000       $    6,000        $     -      $    9,928,000

In connection with the acquisition, Wass Net recorded a one-time charge of $773,000 for transaction costs. In addition, the Company recorded a one-time charge of approximately $250,000 in transaction costs.

3. FOREIGN CURRENCY AND INTERNATIONAL OPERATIONS

The functional currency of the Company's active subsidiaries in Argentina, Brazil, Chile, Colombia and Spain is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains and losses are deferred and accumulated as a component of stockholders' deficit. The functional currency of the Company's subsidiaries in highly inflationary economies, Mexico, Uruguay, and Venezuela, is the U.S. dollar. Accordingly, for those subsidiaries that use U.S. dollars as the functional currency, monetary assets and liabilities are translated using the current exchange rate in effect at the period-end date, while non-monetary assets and liabilities are translated at historical rates. Operations are generally translated at the weighted average exchange rate in effect during the period. The resulting foreign exchange gains and losses are recorded in the condensed consolidated statement of operations. Commencing January 1, 1999, the functional currency of the Company's Mexican subsidiary changed from the U.S. dollar to the local currency as Mexico was no longer considered a hyper-inflationary economy.

4. STOCKHOLDERS' EQUITY

COMMON STOCK

Between April 30 and May 5, 1999, a group of third party investors purchased an aggregate of 3,727,272 shares of the Company's common stock at $11 per share, or approximately $41,000,000, less fees and commissions of $1,640,000 paid by issuing 149,091 shares of the Company's common stock. The new investors are subject to a one-year restriction on the sale or transfer of such shares, after which such investors have been granted certain registration rights.

On May 25, 1999, the Company's initial public offering Registration Statement on Form S-1, SEC Registration No. 333-74659, was declared effective by the SEC. The Company realized proceeds of approximately $110,400,000, net of underwriting discounts and commissions and related expenses, from the initial public offering of 8,050,000 shares of its common stock.

On May 26, 1999, the Company issued 1,133,334 shares of its common stock in connection with its acquisition of Wass Net.

On June 26, 1999, the Company issued 20,000 shares of its common stock in connection with its acquisition of SIL, valued at $1,000,000.

During the six months ended June 30, 1999, the Company issued 1,753,636 shares of its common stock for $2,016,000 in connection with the exercise of stock options.

REDEEMABLE CONVERTIBLE PREFERRED STOCK

In July 1997, the Company sold 7,330,000 shares of Series A Redeemable Convertible Preferred Stock (the "Series A Preferred") for $3,665,000, or $.50 per share. In February 1998, the Company sold 8,000,000 shares of Series B Redeemable Convertible Preferred Stock (the "Series B Preferred") for $12,000,000, or $1.50 per share. In August and September 1998, the Company sold an aggregate 16,666,667 shares of Series C Redeemable Convertible Preferred Stock (the "Series C Preferred") for $80,000,000, or $4.80 per share. The Series A Preferred, Series B Preferred and the Series C Preferred were converted into 31,996,667 shares common stock on a one-for-one basis, upon the closing of the IPO.

5. LOSS PER SHARE

The following tables sets forth the computation of basic and diluted earnings per share:

                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                         JUNE 30                               JUNE 30
                                             -------------------------------       -------------------------------
                                                 1999               1998              1999                1998
                                             ------------       ------------       ------------       ------------
Numerator:
Net loss                                     $(21,881,000)      $ (9,928,000)      $(37,445,000)      $(12,784,000)
Preferred stock dividends and accretion        (1,725,000)          (425,000)        (4,266,000)          (720,000)
                                             ------------       ------------       ------------       ------------
Numerator for basic and diluted loss
     per share - net loss available
     for common stockholders                 $(23,606,000)      $(10,353,000)      $(41,711,000)      $(13,504,000)
                                             ------------       ------------       ------------       ------------

Denominator:
Denominator for basic and dilutive
     loss per share - weighted average
     shares                                    30,637,863         10,347,374         21,142,904         10,220,866
                                             ------------       ------------       ------------       ------------
Basic and diluted net loss per share         $      (0.77)      $      (1.00)      $      (1.97)      $      (1.32)
                                             ------------       ------------       ------------       ------------

Diluted net loss per share does not include the effect of options to purchase 7,214,000 and 4,117,000 shares of common stock at June 30, 1999 and 1998, respectively.

6. STOCK OPTIONS

In connection with the granting of stock options in 1998 and the exchange of non-qualified options to incentive stock options, the Company recorded deferred compensation of approximately $19,087,000. In connection with the granting of stock options in 1999, the Company recorded additional deferred compensation of approximately $5,955,000. Deferred compensation is being amortized for financial reporting purposes over the vesting period of the options. The amount recognized as expense during the three- and six-month periods ended June 30, 1999 was approximately $1,595,000 and $3,012,000. The amount recognized as expense was approximately $3,248,000 and $3,250,000 during the three- and six-month periods ended June 30, 1998.

7. LONG-TERM DEBT

The Company entered into a $12 million credit line for the acquisition of computer equipment and furniture and fixtures. At June 30, 1999, approximately $4.7 million was outstanding under the credit line. Amounts outstanding are payable in monthly installments of principal and interest of approximately $170,000, bear interest at approximately 13.6% per annum and are secured by certain of the Company's computer equipment and furniture and fixtures. The credit line requires the Company to maintain at least $10,000,000 in cash and cash equivalents.

8. COMPREHENSIVE LOSS

Total comprehensive loss was $21,986,000 and $37,733,000 for the three- and six-month periods ended June 30, 1999 and $9,928,000 and $12,784,000 for the three- and six-month periods ended June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND FUTURE PERFORMANCE OF THE COMPANY WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES" OR SIMILAR LANGUAGE. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENTS. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION "RISK FACTORS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN AND ELSEWHERE IN THE COMPANY'S OTHER PUBLIC FILINGS WITH THE
SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

StarMedia is the leading online network targeting Latin America. We were incorporated in March 1996 and commenced operations in September 1996. For the period from our inception through December 1996, we did not generate any revenues, incurred minimal operating expenses and focused our operating activities on the development of the StarMedia network.

We launched our network in December 1996. During 1997, we continued the development of the StarMedia network and related technology infrastructure and also focused on recruiting personnel, raising capital and developing content to attract and retain users. In 1998, we:

       -      improved and upgraded our services;

       -      expanded our production staff;

       -      built a direct sales force; and

       - increased our marketing activities in order to build the StarMedia brand.

In 1999, we expanded our operations in Latin America by acquiring two leading Brazilian Internet guides, Achei and KD Sistemas, which primarily categorize and review Portuguese-language Web sites. The aggregate purchase price paid by us for these acquisitions was approximately $6.1 million plus $0.9 million due before March 2000. We are obligated to make additional payments, estimated to be up to $6.4 million, to the former stockholders of KD Sistemas if various performance targets are achieved. These acquisitions were accounted for as purchases. Effective May 26, 1999, we acquired Wass Net pursuant to the terms of a Share Purchase Agreement, whereby Wass Net became a wholly-owned subsidiary of the Company. Under the terms of the agreement, Wass Net shareholders received 161.9 shares of common stock for each Wass Net share. Accordingly, we issued 1,133,334 shares of our common stock for all the outstanding shares of Wass Net stock. Wass Net is a Spanish-language online community offering e-mail, chat, classifieds, bulletin boards, home pages and search capabilities. The acquisition was accounted for as a pooling of interests and, accordingly, our financial statements have been restated to include the results of Wass Net for all periods presented.

In addition, in April and May 1999, we completed the sale of 3,727,272 shares of our common stock to a number of strategic investors for $41 million, less fees and commissions of $1,640,000 which were paid by issuing 149,091 shares of our common stock. On May 25, 1999, the Company's initial public offering Registration Statement on Form S-1, SEC Registration Number 333-74659, was declared effective by the SEC. The Company realized proceeds of approximately $110,400,000, net of underwriting discounts and commissions and related expenses, from the initial public offering of 8,050,000 shares of its common stock.

In June 1999, we acquired all the outstanding stock of Services Interactivos Limitada for 20,000 shares of our common stock.

During 1999, the Company also launched sales offices in Spain and Puerto Rico and began hiring regional sales managers throughout the United States, focusing on those regions with high Spanish-speaking populations.

To date, we have derived substantially all of our revenues from the sale of advertisements and sponsorships on our network.

Advertising revenues are derived principally from:

     - advertising arrangements under which we receive revenues based on a cost-per-thousand-impressions basis, commonly referred to as CPMs;

     - sponsorship arrangements which allow advertisers to sponsor an area on our network in exchange for a fixed payment;

     - reciprocal advertising arrangements, under which we exchange advertising space on our network predominantly for advertising on television and radio stations; and

     - design, coordination and integration of advertising campaigns and sponsorships to be placed on our network.

Advertising and sponsorship rates depend on:

     - whether the impressions are for general audiences or targeted audiences;

     -    the size and placement of the advertisement; and

     -    the number of guaranteed impressions, if any.

Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant obligations remain and collection of the resulting receivable is probable. To the extent minimum guaranteed impression levels are not met, we defer recognition of the corresponding revenues until guaranteed levels are achieved. Payments received from advertisers prior to displaying their advertisements on our network are recorded as deferred revenues. Revenues from sponsorship arrangements are recognized ratably over the contract term, provided that we have no significant obligations remaining. Revenue related to the design, coordination and integration of content under sponsorship arrangements are recognized ratably over the contract term or using the percentage of completion method if the revenue for the services is fixed. Under some of our content arrangements, we have agreed to pay a portion of the advertising revenue derived from the related content to the content provider.

We have entered into reciprocal advertising arrangements with various media companies, including Fox Latin America and MTV Latin America. We do not receive any cash payments for these arrangements. We entered into these agreements to enhance our marketing efforts and to extend our marketing presence beyond the ten major markets in which our paid advertising is concentrated. Revenues and expenses from these arrangements are recorded at the estimated fair value of the goods or services received or the estimated fair value of the advertisements given, whichever is more readily determinable. Expenses are recorded at the value of the television advertising received when our advertisements are broadcast, which is typically in the same period as the advertisements are run on our network. These expenses are included in our sales and marketing expenses. To date, we have engaged in no reciprocal advertising arrangements under which we have received online advertising.

In addition to advertising revenues, we derive revenues from online commerce transactions conducted through our network. Revenues from our share of the proceeds from sales are recognized on notification of sales attributable to our network. To date, commerce revenues have not been significant. We anticipate that, although commerce revenues will increase in future periods, the substantial majority of our revenues will continue to be derived from the sale of advertising on our network.

We have a limited operating history for you to use as a basis for evaluating our business. You must consider the risks and difficulties frequently encountered by early stage companies like us in new and rapidly evolving markets, including the Internet advertising market.

We have incurred significant net losses and negative cash flows from operations since our inception. At June 30, 1999, we had an accumulated deficit of $96 million. These losses were funded primarily through the issuance of our equity securities. We intend to continue to invest heavily in marketing and brand development, content enhancements, and technology and infrastructure development. As a result, we believe that we will continue to incur net losses and negative cash flows from operations for the foreseeable future. Moreover, the rate at which these losses will be incurred may increase from current levels.

We recorded cumulative deferred compensation of approximately $25.1 million through June 30, 1999, which represents the difference between the exercise price of some stock options granted in 1998 and 1999 and the fair market value of the underlying common stock at the date of grant.

The difference is recorded as a reduction of stockholders' equity and amortized over the vesting period of the applicable options, either immediately or generally over three years. Of the total deferred compensation amount, approximately $10.4 million and $3.0 million was amortized during the year ended December 31, 1998 and the six months ended June 30, 1999, respectively. The amortization of deferred compensation is recorded as an operating expense. As a result, we currently expect to amortize the following amounts of deferred compensation annually:

       -      1999--$6.15 million;

       -      2000--$5.0 million;

       -      2001--$2.8 million;

       -      2002--$700,000; and

       -      2003--$50,000.

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUE

Revenues increased to $3.8 million for the three months ended June 30, 1999 from $589,000 for the three months ended June 30, 1998. Revenues increased to $5.3 million for the six months ended June 30, 1999 from $850,000 for the six months ended June 30, 1998. The increase in revenues was primarily due to an increase in the volume of advertising impressions and sponsorships. During 1999, we continued to:

     -    expand our sales force;

     - increase the number of impressions available on our network by adding channels and by increasing our marketing efforts; and

     -    expand through acquisitions.

In the three months ended June 30, 1998, four advertisers each accounted for greater than 10% of total revenues. For the three months ended June 30, 1999, one advertiser accounted for more than 10% of our revenue. For the three months ended June 1998, our top five advertisers accounted for 79% of our revenue.

In the six months ended June 30, 1998, four advertisers each accounted for greater than 10% of total revenues. For the six months ended June 30, 1999, no advertiser accounted for more than 10% of our revenue. For the six months ended June 1998, our top five advertisers accounted for 81% of our revenue. For the six months ended June 1999, the top five advertisers account for 34% of our revenue. For the three months ended June 1999, the top five advertisers account for 32% of our revenue. In the three months ended June 30, 1999, we derived approximately $1.5 million or 38% of total revenues from reciprocal advertising arrangements. In the six months ended June 30, 1999, we derived approximately $1.9 million, or 35% of total revenues, from these arrangements. We do not receive any cash payments for these arrangements.

OPERATING EXPENSES

     PRODUCT AND TECHNOLOGY. Product and technology expenses include:

     -    personnel costs

     -    hosting and telecommunication costs; and

     - content acquisition fees and revenue sharing arrangements related to agreements with third-party content providers under which we pay guaranteed fees and/or a portion of our revenues.

Product and technology expenses increased to $6.4 million, or 170% of total revenues, for the three months ended June 30, 1999, from $2.4 million, or 405% of total revenues, for the three months ended June 30, 1998. The increase was primarily due to an increase of approximately $2.1 million related to additional staffing levels required to support the StarMedia network and related systems and approximately $1.0 million to enhance the content and features of the StarMedia network. For the six months ended June 30, 1999, product and technology expenses increased to $9.9 million, or 187% of total revenues, from $3.2 million, or 373% of total revenues, for the six months ended June 30, 1998. The increase was primarily due to an increase of approximately $2.9 million related to staffing levels and approximately $1.3 million to enhance the content and features of the StarMedia network.

We have, to date, expensed all product and technology costs as incurred. We believe that increased investment in new and enhanced features and technology is critical to attaining our strategic objectives and remaining competitive. Accordingly, we intend to continue recruiting and hiring experienced product and technology personnel and to make additional investments in product development and technological infrastructure. We expect that product expenditures will continue to increase in absolute dollars in future periods.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of:

     - advertising costs, including the costs of advertisements placed on various television networks under our reciprocal advertising arrangements;

     -    salaries and commissions of sales and marketing personnel;

     -    public relations costs; and

     -    other marketing-related expenses.

Sales and marketing expenses increased to $13.3 million, or 354% of total revenues, for the three months ended June 30, 1999, from $4.2 million, or 713% of total revenues, for the three months ended June 30, 1998. Sales and marketing expense increased to $22.9 million, or 433% of total revenues, for the six months ended June 30, 1999 from $6.0 million, or 708% of total revenues, for the six months ended June 30, 1998.

For the three- and six-month periods, respectively, the increase in sales and marketing expenses were primarily attributable to:

     - expansion of our advertising, public relations and other promotional expenditures related to our aggressive branding campaign of approximately $5.9 million and $11.1 million, respectively; and

     - higher personnel expenses, including sales commissions, of approximately $1.8 million and $3.4 million, respectively.

We expect sales and marketing expenses will continue to increase in absolute dollars for the foreseeable future as we:

     -    continue our branding strategy;

     -    expand our direct sales force;

     -    hire additional marketing personnel; and

     -    increase expenditures for marketing and promotion.

GENERAL AND ADMINISTRATIVE.

General and administrative expenses consist primarily of:

     -    salaries and benefits;

     - costs for general corporate functions, including finance, accounting and facilities; and

     -    fees for professional services.

General and administrative expenses increased to $4.0 million, or 106% of total revenues, for the three months ended June 30, 1999, from $583,000, or 99% of total revenues, for the three months ended June 30, 1998. The increase in general and administrative expenses was primarily due to additional salary and related charges of $0.8 million and additional rent and related costs of $0.3 million to support the growth of our business. General and administrative expenses increased to $6.4 million, or 120% of total revenues, for the six months ended June 30, 1999, from $1.0 million, or 122% of total revenues, for the six months ended June 30, 1998. The increase in general and administrative expenses was primarily due to increased salaries and related expenses associated with the hiring of additional personnel of approximately $1.4 million and additional rental costs of $0.6 million.

General and administrative expenses for the three months and six months ended June 30,1999 include one-time charges of $1.0 million related to the acquisition of Wass Net. Since the acquisition was accounted for as a pooling of interests, these costs were expensed at the consummation of the acquisition.

We expect that we will incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of our business and our operation as a public company. Accordingly, we anticipate that general and administrative expenses will continue to increase in absolute dollars in future periods.


DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased to $1.2 million, or 31% of total revenues, for the three months ended June 30, 1999, from $169,000, or 29% of total revenues, for the three months ended June 30, 1998. Depreciation and amortization expenses increased to $1.6 million, or 31% of total revenues, for the six months ended June 30, 1999 from $248,000, or 29% of total revenues, for the six months ended June 30, 1998. The dollar increases were primarily attributable to the increase in fixed assets of approximately $6.4 million during 1999 and $5.8 million during 1998. We also incurred goodwill amortization expense of $0.5 million related to the acquisitions of Achei and KD Sistemas. We expect that depreciation and amortization expenses will continue to increase as we build the structure necessary to improve our products and acquire other businesses.

STOCK-BASED COMPENSATION EXPENSE

We recorded additional deferred compensation of $6.0 million during the six months ended June 30, 1999. Of the cumulative deferred compensation amount, $3.0 million was recorded as an expense during the six months ended June 30, 1999 and $1.6 million was recorded as an expense during the three months ended June 30, 1999. The unamortized balance is being amortized over the vesting period for the individual options, which is typically three years for options issued earlier than February 1999 and four years for options issued since that date.

INTEREST INCOME, NET

Interest income, net includes income from our cash and investments. Net interest income increased from $63,000 in the three months ended June 30, 1998 to $714,000 for the three months ended June 30, 1999. Net interest income increased from $90,000 for the six months ended June 30, 1998 to $1.1 million for the six months ended June 30, 1999. Interest income increased as a result of capital raised from the sale of preferred shares in 1998, the issuance of 3.7 million shares of common stock to a group of third party investors in April and May 1999, and the initial public offering of shares of our common stock in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have primarily financed our operations through the sale of our equity securities. At June 30, 1999, we had $164.7 million in cash and cash equivalents, an increase of $111.6 million from December 31, 1998.

In the six months ended June 30, 1999, we used $36.6 million in operating activities, mostly related to our $37.4 million loss during the period which included non-cash activities such as $1.6 million in depreciation and amortization and $3.0 million in non-cash charges related to stock option grants. In the six months ended June 30, 1998, we used $6.9 million in operating activities, consisting mostly of $12.8 million for the Company's net loss, partly offset by $3.2 million in non-cash charges related to stock option grants and $3.1 million in additional liabilities. To date, we have experienced significant negative cash flows from operating activities. Net cash used in operating activities resulted primarily from our net operating losses, offset in part by:

     -    the amortization of deferred compensation;

     -    depreciation and amortization;

     -    increases in accrued expenses and accounts payable; and

     -    deferred revenues.

For the six months ended June 30, 1999, we used $11.1 million in investing activities, including $6.0 million for fixed assets and $5.0 million for the acquisitions of KD Sistemas,

Achei and Wass Net and the related costs of these transactions. For the six months ended June 30, 1998, we used $2.8 million for investing activities, mostly for the purchase of fixed assets.

Net cash provided by financing activities was $159.7 million for the six months ended June 30, 1999 and $12.2 million for the six months ended June 30, 1998. Net cash provided by financing activities during 1998 consisted primarily of proceeds from the sale of preferred stock. In April and May 1999, we completed the sale of 3,727,272 shares of our common stock for $41 million, less fees and commissions of $1,640,000 paid by issuing 149,041 shares of our common stock. In May 1999, we raised approximately $110,400,000, net of underwriting discounts and commissions and related expenses, from the initial public offering of shares of our common stock. We also entered into a financing arrangement, utilizing $5.1 million of a $12.0 million facility.

Our principal commitments consist of obligations outstanding under capital and operating leases. We expect our capital expenditures will increase significantly in the future as we make technological improvements to our system and technical infrastructure.

In March 1999, we entered into a $12 million credit line for the acquisition of computer equipment and furniture and fixtures. At June 30, 1999, approximately $4.7 million was outstanding under the equipment line. Amounts outstanding are payable in monthly installments of principal and interest of approximately $170,000, bear interest at approximately 13.7% per annum and are secured by certain computer equipment and furniture and fixtures. The credit line requires us to maintain at least $10 million in cash and cash equivalents.

We have entered into an agreement with AT&T (formerly IBM Global Network) under which we can offer Internet access services in Argentina, Brazil, Chile, Colombia and Mexico. Under the agreement, we are obligated to pay AT&T a minimum of approximately $7.6 million in 1999 and approximately $16.6 million in 2000.

Our capital requirements depend on numerous factors, including:

     -    market acceptance of our services;

     - the amount of resources we devote to investments in the StarMedia network;

     -    marketing and selling our services; and

     -    promoting our brand.

We have experienced a substantial increase in our capital expenditures and operating lease arrangements since our inception consistent with the growth in our operations and staffing. We anticipate that this will continue for the foreseeable future. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, and plan to expand our sales and marketing programs and conduct more aggressive brand promotions.

We believe that our current cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

YEAR 2000 COMPLIANCE

The Year 2000 issue refers to the potential for system and processing failures of date-related calculations, and is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

STATE OF READINESS
We have made a preliminary assessment of the Year 2000 readiness of our operating, financial and administrative systems, including the hardware and software that support our systems. As part of our assessment plan, we are evaluating our date-dependent code, internally-developed software, software developed by third parties and hardware. We plan to complete this evaluation by October 1999. All internally-developed code will be checked, and any problematic code identified, fixed and tested by November 1999. All material externally-developed software that is not Year 2000 compliant will be upgraded or replaced by November 1999.
More specifically:

     - We are quality assurance testing our internally-developed proprietary software and systems related to the delivery of our service to our users. We plan to complete this testing by November 1999.

     - We have contacted our principal third-party vendors and licensors of material hardware, software, and services that are related to the delivery of our services to our users, and requested their confirmation of our Year 2000 compliance of the software, hardware and services they provide to us. All of these contacted vendors and licensors have notified us that the hardware, software and services that they have provided to us are Year 2000 compliant.

     - We have contacted our principal vendors of material non-information technology systems and services used by us, and requested their confirmation of the Year 2000 compliance of their systems and services. We have received notification from the majority of these vendors that the systems and services that they have provided to us are Year 2000 compliant. By the end of the third quarter of 1999, we will either have received this confirmation from the remaining vendors or have replaced the systems and services they provide with compliant systems and services.

     - We are formulating repair or replacement requirements and implementing corrective measures. These requirements will be completed by October 1999, and, if necessary, corrective measures and repair procedures will be implemented by the end of November 1999.

     - We are currently evaluating the need for, and preparing and implementing a contingency plan, if required. The results of our assessment and simulation testing will be taken into account when we determine the need for and the extent of any contingency plans. We plan to finalize our contingency plans, if any, by November 1999.

COSTS
To date, we have spent an immaterial amount on Year 2000 compliance issues but expect to incur an additional $200,000 to $350,000 in connection with identifying, evaluating and addressing Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees and consultants in the evaluation process and Year 2000 compliance matters generally. Such expenses, if higher than anticipated, could have a material adverse effect on our business, results of operations, and financial condition.

RISKS
To the extent that our assessment is finalized without identifying any additional material non-compliant IT systems operated by us or by third parties, the most reasonably likely worst case Year 2000 scenario is a systemic failure beyond our control, such as a prolonged telecommunications or electrical failure. Such a failure could prevent us from operating our business, prevent users from accessing our network, or change the behavior of advertising customers or persons accessing our network. We believe that the primary business risks, in the event of such failure, would include but not be limited to, lost advertising revenues, increased operating costs, loss of customers or persons accessing our network, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract.

CONTINGENCY PLAN
As discussed above, we are engaged in an ongoing Year 2000 assessment and have developed no contingency plans to address the worst-case scenario that might occur if technologies we are dependent on actually are not Year 2000 compliant. The results of our Year 2000 simulation testing and the responses received from all third-party vendors and service providers will be taken into account in determining the need for and nature and extent of any contingency plans. We intend to develop any required contingency plans by November 1999.

FORWARD-LOOKING STATEMENTS
The Year 2000 discussion above is provided as a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat. 2386) enacted on October 19, 1998 and contains forward-looking statements. These statements are based on management's best current estimates, which were derived from a number of assumptions about future events, including the continued availability of resources, representations received from third parties and other factors. However, we cannot assure you that these estimates will be achieved, and our actual results could differ materially from those anticipated. Specific factors that might cause material differences include:

     -    the ability to identify and remediate all relevant systems;

     -    results of Year 2000 testing;

     - adequate resolution of Year 2000 issues by governmental agencies, businesses and other third parties who are our outsourcing service providers, suppliers, and vendors;

     -    unanticipated system costs; and

     -    our ability to implement adequate contingency plans.

RISK FACTORS

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT

We were incorporated in March 1996. We commenced operations in September 1996 and launched the StarMedia network in December 1996. Accordingly, we have only a limited operating history for you to evaluate our business. You must consider the risks, expenses and uncertainties that an early stage company like ours faces. These risks include our ability to:

     - increase awareness of our Internet brands and continue to build user loyalty;

     -    expand the content and services on our network;

     -    attract a larger audience to our network;

     -    attract a large number of advertisers from a variety of industries;

     -    maintain our current, and develop new, strategic relationships;

     -    respond effectively to competitive pressures; and

     -    continue to develop and upgrade our technology.

If we are unsuccessful in addressing these risks, our business, financial condition and results of operations will be materially and adversely affected.

WE HAVE NEVER MADE MONEY AND EXPECT OUR LOSSES TO CONTINUE

We have never been profitable. As of June 30, 1999, we had an accumulated deficit of approximately $96.0 million. We expect to continue to incur significant losses for the foreseeable future. Although our revenues have grown in recent quarters, our expenses have grown even faster and we expect to increase our spending significantly. Accordingly, we will need to generate significant revenues to achieve profitability. We may not be able to do so.

WE HAVE DERIVED A PORTION OF OUR REVENUES FROM RECIPROCAL ADVERTISING AGREEMENTS, WHICH DO NOT GENERATE CASH REVENUE

We derive a portion of our revenues from reciprocal advertising arrangements under which we exchange advertising space on our network predominantly for advertising space on television and radio stations, rather than cash payments. In the three months ended June 30, 1999, we derived approximately $1.5 million, or 38% of total revenues, from these arrangements. In the six months ended June 30, 1999, we derived approximately $1.9 million, or 35% of total revenue, from these arrangements. We expect that revenues from reciprocal advertising arrangements will continue to account for a portion of our revenues in the foreseeable future. Reciprocal advertising arrangements do not generate any cash revenues.

YOU SHOULD NOT RELY ON OUR QUARTERLY OPERATING RESULTS AS AN INDICATION OF OUR FUTURE RESULTS BECAUSE THEY ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS

Our future revenues and results of operations may significantly fluctuate due to a combination of factors. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that in future periods our results of operations may be below the expectations of public market analysts and investors. This could cause the trading price of our common stock to decline.

OUR OPERATING RESULTS MAY ALSO FLUCTUATE DUE TO SEASONAL FACTORS

The level of use on our network is highly seasonal. This may cause fluctuations in our revenues and operating results. Visitor traffic on our network has historically been significantly lower during the first calendar quarter of the year because:

     -    it includes the summer months in much of Latin America;

     - our target audience tends to take extended vacations during these months; and

     -    schools and universities are generally closed.

As a result, advertisers have historically spent less in the first and second calendar quarters. We believe that these seasonal trends will continue to affect our results of operations. If our expenses increase during these periods, we may not generate sufficient revenue to offset these expenses.

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT FUNDS TO GROW OUR BUSINESS

We intend to continue to grow our business. Because we expect to generate losses for the foreseeable future, we do not expect that income from our operations will be sufficient to meet these needs. Therefore, we will likely have substantial future capital requirements. Obtaining additional financing will be subject to a number of factors, including:

     -    market conditions;

     -    our operating performance; and

     -    investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If we are unable to raise additional capital, our growth could be impeded.

                   RISKS RELATED TO OUR MARKETS AND STRATEGY

IF THE INTERNET IS NOT WIDELY ACCEPTED AS A MEDIUM FOR ADVERTISING AND COMMERCE, OUR BUSINESS WILL SUFFER

We expect to derive most of our revenue for the foreseeable future from Internet advertising, and to a lesser extent, from electronic commerce. If the Internet is not accepted as a medium for advertising and commerce, our business will suffer. The Internet advertising market is new and rapidly evolving, particularly in Latin America. As a result, we cannot gauge its effectiveness or long term market acceptance as compared with traditional media.

Advertisers and advertising agencies must direct a portion of their budgets to the Internet and, specifically, to our network. Many of our current or potential advertising and electronic commerce partners have limited experience using the Internet for advertising purposes and historically have not devoted a significant portion of their advertising budgets to Internet-based advertising. Advertisers that have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts.

In addition, companies may choose not to advertise on the StarMedia network if they do not perceive our audience demographic to be desirable or advertising on our network to be effective.

THE ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR ADVERTISING DEPENDS ON THE DEVELOPMENT OF A MEASUREMENT STANDARD

No standards have been widely accepted for the measurement of the effectiveness of Internet advertising. Standards may not develop sufficiently to support the Internet as an effective advertising medium. If these standards do not develop, advertisers may choose not to advertise on the Internet in general or, specifically, on our network. This would have a material adverse effect on our business, financial condition and results of operations.

SOCIAL AND POLITICAL CONDITIONS IN LATIN AMERICA MAY CAUSE VOLATILITY IN OUR OPERATIONS AND ADVERSELY AFFECT OUR BUSINESS

We have and expect to continue to derive substantially all of our revenues from the Latin American markets. Social and political conditions in Latin America are volatile and may cause our operations to fluctuate. This volatility could make it difficult for us to sustain our expected growth in revenues and earnings, which could have an adverse effect on our stock price. Historically, volatility has been caused by:

     - significant governmental influence over many aspects of local economies;

     -    political instability;

     -    unexpected changes in regulatory requirements;

     -    social unrest;

     -    slow or negative growth;

     -    imposition of trade barriers; and

     -    wage and price controls.

We have no control over these matters. Volatility resulting from these matters may decrease Internet availability, create uncertainty regarding our operating climate and adversely affect our customers' advertising budgets, all of which may adversely impact our business.

CURRENCY FLUCTUATIONS AND GENERAL ECONOMIC CONDITIONS IN LATIN AMERICA MAY ADVERSELY AFFECT OUR BUSINESS

The currencies of many countries in Latin America, including Brazil and Argentina, have experienced substantial depreciation and volatility. The currency fluctuations, as well as high interest rates, inflation and high unemployment, have materially and adversely affected the economies of these countries. Poor general economic conditions in Latin American countries may cause our customers to reduce their advertising spending, which could adversely impact our business and could cause our revenue to decline unexpectedly.

WE MAY SUFFER CURRENCY EXCHANGE LOSSES IF LOCAL LATIN AMERICAN CURRENCIES DEPRECIATE RELATIVE TO THE U.S. DOLLAR

Our reporting currency is the U.S. dollar. In a number of cases, however, customers in Latin America may be billed in local currencies. Our accounts receivable from these customers will decline in value if the local currencies depreciate relative to the U.S. dollar. To date, we have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. Although we may enter into hedging transactions in the future, we may not be able to do so successfully. In addition, our currency exchange losses may be magnified if we become subject to exchange control regulations restricting our ability to convert local currencies into U.S. dollars.

IF INTERNET USE IN LATIN AMERICA DOES NOT GROW, OUR BUSINESS WILL SUFFER

The Latin American Internet market is in an early stage of development. Our future success depends on the continued growth of the Internet in Latin America. Our business, financial condition and results of operations will be materially and adversely affected if Internet usage in Latin America does not continue to grow or grows more slowly than we anticipate. Internet usage in Latin America may be inhibited for a number of reasons, including:

     -    the cost of Internet access;

     -    concerns about security, reliability, and privacy;

     -    ease of use; and

     -    quality of service.

UNDERDEVELOPED TELECOMMUNICATIONS INFRASTRUCTURE MAY LIMIT THE GROWTH OF THE INTERNET IN LATIN AMERICA AND ADVERSELY AFFECT OUR BUSINESS

Access to the Internet requires a relatively advanced telecommunications infrastructure. The telecommunications infrastructure in many parts of Latin America is not as well-developed as in the United States or Europe. The quality and continued development of the telecommunications infrastructure in Latin America will have a substantial impact on our ability to deliver our services and on the market acceptance of the Internet in Latin America in general. If further improvements to the Latin American telecommunications infrastructure are not made, the Internet will not gain broad market acceptance in Latin America. If access to the Internet in Latin America does not continue to grow or grows more slowly than we anticipate, our business, financial condition and results of operations will be materially and adversely affected.

HIGH COST OF INTERNET ACCESS MAY LIMIT THE GROWTH OF THE INTERNET IN LATIN AMERICA AND IMPEDE OUR GROWTH

Each country in Latin America has its own telephone rate structure which, if too expensive, may cause consumers to be less likely to access and transact business over the Internet. Although rates charged by Internet service providers and local telephone companies have been reduced recently in some countries, we do not know whether this trend will continue. Unfavorable rate developments could decrease our visitor traffic and our ability to derive revenues from transactions over the Internet. This could have a material adverse effect on our business, financial condition and results of operations.

OUR PAN-REGIONAL APPROACH TO CONTENT DELIVERY MAY NOT BE APPEALING TO LATIN AMERICAN USERS

Latin America is made up of a number of diverse markets that differ historically, culturally, economically and politically. We use a pan-regional approach of customizing some of our content and advertisements to a particular user based on the user's location. Users, however, may prefer content which is specifically created for a local audience within Latin America using a strictly localized approach over our pan-regional approach. If users do not find the pan-regional content on our network appealing, they will decrease in number and advertisers will find our network an unattractive medium on which to advertise.

WE MAY NOT BE ABLE TO SUCCESSFULLY PROVIDE INTERNET ACCESS SERVICES IN LATIN AMERICA

We intend to offer Internet access services beginning in the second half of 1999. We have contracted with AT&T to provide these services. We may also acquire or develop additional Internet access services in the future. We have no experience in marketing or operating an

Internet access service, and we may not be able to do so successfully. If we are not able to successfully develop, market or operate our Internet access services, our expenses could increase substantially without generating significant additional revenue, our management's time may be wasted and our business may otherwise be materially and adversely affected.

WE MAY NOT BE ABLE TO DEVELOP OUR BRANDS AND ATTRACT USERS TO OUR NETWORK

Maintaining our brands is critical to our ability to expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet sites in Latin America grows. In order to attract and retain Internet users, advertisers and electronic commerce partners, we intend to increase substantially our expenditures for creating and maintaining brand loyalty.

Our success in promoting and enhancing our brands will also depend on our success in providing high quality content, features and functionality. If we fail to promote our brands successfully or if visitors to our network or advertisers do not perceive our services to be of high quality, the value of our brands could be diminished. This could have a material and adverse effect on the business, financial condition and results of operations.

OUR ADVERTISING PRICING MODEL, THAT IS BASED ON THE NUMBER OF TIMES AN ADVERTISEMENT IS DELIVERED TO USERS, MAY NOT BE SUCCESSFUL

Different pricing models are used to sell advertising on the Internet, and the models we adopt may prove to not be the most profitable. Advertising based on impressions, or the number of times an advertisement is delivered to users, currently comprises substantially all of our revenues. To the extent that minimum guaranteed impression levels are not met, we defer recognition of the corresponding revenues until guaranteed impression levels are achieved. To the extent that minimum impression levels are not achieved, we may be required to provide additional impressions after the contract term, which would reduce our advertising inventory. This could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO SUCCESSFULLY ADAPT TO NEW INTERNET ADVERTISING PRICING MODELS

It is difficult to predict which pricing model, if any, will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues. Our advertising revenues could be adversely affected if we are unable to adapt to new forms of Internet advertising or we do not adopt the most profitable form.

WE MAY NOT BE ABLE TO TRACK THE DELIVERY OF ADVERTISEMENTS ON OUR NETWORK IN A WAY THAT MEETS THE NEEDS OF OUR ADVERTISERS

It is important to our advertisers that we accurately measure the demographics of our user base and the delivery of advertisements on our network. Companies may choose to not advertise on our network or may pay less for advertising if they do not perceive our ability to track and measure the delivery of advertisements to be reliable. We depend on third parties to provide us with some of these measurement services. If they are unable to provide these services in the future, we would need to perform them ourselves or obtain them from another provider. This could cause us to incur additional costs or cause interruptions in our business during the time we are replacing these services. We are currently implementing additional systems designed to record information on our users. If we do not implement these systems successfully, we may not be able to accurately evaluate the demographic characteristics of our users.

THE LOSS OF ONE OF OUR TOP ADVERTISERS COULD SIGNIFICANTLY REDUCE OUR ADVERTISING REVENUE AND MATERIALLY ADVERSELY AFFECT OUR BUSINESS

In 1998, our top advertiser, Fox Latin America, accounted for approximately 23% of our total advertising revenues. In 1998, our top five advertisers accounted for approximately 62% of our total revenues. In the six months ended June 30, 1999, our top advertiser, Netscape, accounted for approximately 8% of our total revenues. In six months ended June 30, 1999, our top 5 advertisers accounted for approximately 34% of our total revenues. Our business, results of operations and financial condition could be materially and adversely affected by the loss of one or more of our top advertisers. If we do not attract additional advertisers, our business, financial condition and results of operations could be materially adversely affected.

WE EXPECT TO CONTINUE TO RELY HEAVILY ON ADVERTISING REVENUES AND IF WE DO NOT INCREASE OUR ADVERTISING SALES, OUR BUSINESS WILL NOT GROW AS EXPECTED

We depend on our advertising sales department to maintain and increase our advertising sales. Our business, financial condition and results of operations could be materially and adversely affected if our advertising sales department is not effective. As of June 30, 1999, our advertising sales department consisted of over 95 employees. Although we expect our advertising sales department to grow, it can take a relatively long period of time before new sales personnel become productive.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR EXPANDING OPERATIONS

We have recently experienced a period of rapid growth. This has placed a significant strain on our managerial, operational and financial resources. To accommodate this growth, we must implement new or upgraded operating and financial systems, procedures and controls throughout many different locations. We may not succeed with these efforts. Our failure to expand and integrate these areas in an efficient manner could cause our expenses to grow, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business, financial condition and results of operations.

OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL THAT ARE IN HIGH DEMAND

We depend on the services of our senior management and key technical personnel. In particular, our success depends on the continued efforts of our Chairman and Chief Executive Officer, Fernando J. Espuelas, and our President, Jack C. Chen. The loss of the services of either executive officer or any of our key management, sales or technical personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, our success is largely dependent on our ability to hire highly qualified managerial, sales and technical personnel. These individuals are in high demand and we may not be able to attract the staff we need. The difficulties and costs in connection with our personnel growth are compounded by the fact that many of our operations are internationally based.

OUR JOINT VENTURES, ACQUISITIONS AND ALLIANCES MAY STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES AND MAY BE DISRUPTIVE TO OUR BUSINESS

In the past, we have acquired or developed alliances or joint ventures with complementary businesses, technologies, services or products. In particular, in the first and second quarter of 1999, we acquired four Internet companies in Brazil, Chile and Spain. We could have difficulty in effectively assimilating and integrating these properties or any future joint ventures, acquisitions or alliances into our operations. Any difficulties in this process could disrupt our ongoing business, distract our management and employees, increase our expenses and otherwise adversely affect our business.

FINANCING FOR FUTURE JOINT VENTURES, ACQUISITIONS OR ALLIANCES MAY NOT BE AVAILABLE OR MAY DILUTE EXISTING STOCKHOLDERS

We do not know if we will be able to identify any future joint ventures, acquisitions or alliances or that we will be able to successfully finance these transactions. A failure to identify or finance future transactions may impair our growth. In addition, to finance these transactions, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may impact our operations and, in the case of equity financings, may result in dilution to existing stockholders.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST OUR COMPETITORS

There are many companies that provide Web sites and online destinations targeted to Latin Americans and Spanish- and Portuguese-speaking people in general. Competition for visitors, advertisers and electronic commerce partners is intense and is expected to increase significantly in the future because there are no substantial barriers to entry in our market.

Increased competition could result in:

     -    lower advertising rates;

     -    price reductions and lower profit margins;

     -    loss of visitors;

     -    reduced page views; or

     -    loss of market share.

Any one of these could materially and adversely affect our business, financial condition and results of operations.

In addition, our competitors may develop content that is better than ours or that achieves greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. A loss of users to our competitors may have a material and adverse effect on our business, financial condition and results of operations.

WE WILL NOT BE ABLE TO ATTRACT VISITORS OR ADVERTISERS IF WE DO NOT CONTINUALLY ENHANCE AND DEVELOP THE CONTENT AND FEATURES OF OUR NETWORK

To remain competitive, we must continue to enhance and improve our content. In addition, we must:

     - continually improve the responsiveness, functionality and features of our network; and

     - develop other products and services that are attractive to users and advertisers.

We may not succeed in developing or introducing features, functions, products and services that visitors and advertisers find attractive in a timely manner. This would likely reduce our visitor traffic and materially and adversely affect our business, financial condition and results of operations.

WE RELY FOR OUR CONTENT ON THIRD PARTIES WHO MAY MAKE THEIR CONTENT AVAILABLE TO OUR COMPETITORS

We constantly attempt to determine what content, features and functionality our target audience wants. We rely to a large extent on third parties for our content, much of which is easily available from other sources. If other networks present the same or similar content in a superior manner, it would adversely affect our visitor traffic.

IF WE FAIL TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS WITH CONTENT PROVIDERS, ELECTRONIC COMMERCE MERCHANTS AND TECHNOLOGY PROVIDERS, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN USERS

We have focused on establishing relationships with leading content providers, electronic commerce merchants, and technology and infrastructure providers. Our business depends extensively on these relationships. Because most of our agreements with these third parties are not exclusive, our competitors may seek to use the same partners as we do and attempt to adversely impact our relationships with our partners. We might not be able to maintain these relationships or replace them on financially attractive terms. If the parties with which we have these relationships do not adequately perform their obligations, reduce their activities with us, choose to compete with us or provide their services to a competitor, we may have more difficulty attracting and maintaining visitors to our network and our business, financial condition and results of operations could be materially and adversely affected. Also, we intend to actively seek additional relationships in the future. Our efforts in this regard may not be successful.

     RISKS RELATED TO THE INTERNET AND OUR TECHNOLOGY INFRASTRUCTURE

UNEXPECTED NETWORK INTERRUPTIONS CAUSED BY SYSTEM FAILURES MAY RESULT IN REDUCED VISITOR TRAFFIC, REDUCED REVENUE AND HARM TO OUR REPUTATION

In the past, we have experienced:

     -    system disruptions;

     -    inaccessibility of our network;

     -    long response times;

     -    impaired quality; and

     -    loss of important reporting data.

Although we are in the process of improving our network, we may not be successful in implementing these measures. If we experience delays and interruptions, visitor traffic may decrease and our brand could be adversely affected. Because our revenues depend on the number of individuals who use our network, our business may suffer if our improvement efforts are unsuccessful.

We maintain our central production servers at the New Jersey data center of Exodus Communications. We also have facilities at Digital Island in New York. We maintain regional network operating centers in Brazil and Argentina. A failure by Exodus or our other locations to protect their systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins or other events, could have a material adverse effect on our business, financial condition and results of operations.

CONCERNS ABOUT SECURITY OF ELECTRONIC COMMERCE TRANSACTIONS AND CONFIDENTIALITY OF INFORMATION ON THE INTERNET MAY REDUCE THE USE OF OUR NETWORK AND IMPEDE OUR GROWTH

A significant barrier to electronic commerce and confidential communications over the Internet has been the need for security. Internet usage could decline if any well-publicized compromise of security occurred. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches. Unauthorized persons could attempt to penetrate our network security. If successful, they could misappropriate proprietary information or cause interruptions in our services. As a result, we may be required to expend capital and resources to protect against or to alleviate these problems. Security breaches could have a material adverse effect on our business, financial condition and results of operations.

COMPUTER VIRUSES MAY CAUSE OUR SYSTEMS TO INCUR DELAYS OR INTERRUPTIONS AND MAY ADVERSELY AFFECT OUR BUSINESS

Computer viruses may cause our systems to incur delays or other service interruptions. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability. Moreover, if a computer virus affecting our system is highly publicized, our reputation could be materially damaged and our visitor traffic may decrease.

YEAR 2000 PROBLEMS MAY DISRUPT OUR INTERNAL OPERATIONS

Many currently installed computer systems and software products only accept two digits to identify the year in any date. Therefore, the year 2000 will appear as "00", which the system might consider to be the year 1900 rather than the year 2000. This could result in system failures, delays or miscalculations causing disruptions to our operations. Our failure to correct a material Year 2000 problem could have a material adverse effect on our business, financial condition and results of operations.

We continue to develop testing procedures for all software and other systems that we believe might be affected by Year 2000 issues. Since third parties developed and currently support many of the systems that we use, a significant part of this effort will be to ensure that these third-party systems are Year 2000 compliant. We plan to confirm this compliance through a combination of the representation by these third parties of their products' Year 2000 compliance, as well as specific testing of these systems.


                       RISKS RELATED TO LEGAL UNCERTAINTY

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES AFFECTING THE INTERNET WHICH COULD ADVERSELY AFFECT OUR BUSINESS

To date, governmental regulations have not materially restricted use of the Internet in our markets. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from delivering our products and services over the Internet. The growth of the Internet may also be significantly slowed. This could delay growth in demand for our network and limit the growth of our revenues.

In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues that include:

     -    sales and other taxes;

     -    user privacy;

       -     pricing controls;

       -     characteristics and quality of products and services;

       -     consumer protection;

       -     cross-border commerce;

       -     libel and defamation;

       -     copyright, trademark and patent infringement;

       -     pornography; and

       -     other claims based on the nature and content of Internet materials.

WE MAY BECOME SUBJECT TO CLAIMS REGARDING FOREIGN LAWS AND REGULATIONS WHICH MAY BE EXPENSIVE, TIME CONSUMING AND DISTRACTING

Because we have employees, property and business operations in the United States and throughout Latin America, we are subject to the laws and the court systems of many jurisdictions. We may become subject to claims based on foreign jurisdictions for violations of their laws. In addition, these laws may be changed or new laws may be enacted in the future. International litigation is often expensive, time consuming and distracting. Accordingly, any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

UNAUTHORIZED USE OF OUR INTELLECTUAL PROPERTY BY THIRD PARTIES MAY ADVERSELY AFFECT OUR BUSINESS

We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may adversely affect our business and our reputation. We rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.

DEFENDING AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD BE TIME CONSUMING AND EXPENSIVE AND, IF WE ARE NOT SUCCESSFUL, COULD SUBJECT US TO SIGNIFICANT DAMAGES AND DISRUPT OUR BUSINESS

We cannot be certain that our products do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third-party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

WE MAY BE SUBJECT TO CLAIMS BASED ON THE CONTENT WE PROVIDE OVER OUR NETWORK

The laws in the United States and in Latin American countries relating to the liability of companies which provide online services, like ours, for activities of their visitors are currently unsettled. Claims have been made against online service providers and networks in the past for defamation, negligence, copyright or trademark infringement, obscenity, personal injury or other theories based on the nature and content of information that was posted online by their visitors. We could be subject to similar claims and incur significant costs in their defense. In addition, we could be exposed to liability for the selection of listings that may be accessible through our network or through content and materials that our visitors may post in classifieds, message boards, chat rooms or other interactive services. It is also possible that if any information provided through our services contains errors, third parties could make claims against us for losses incurred in reliance on the information. We offer Web-based e-mail services, which expose us to potential liabilities or claims resulting from:

       -      unsolicited e-mail;

       -      lost or misdirected messages;

       -      illegal or fraudulent use of e-mail; or

       -      interruptions or delays in e-mail service.

Investigating and defending these claims is expensive, even if they do not result in liability.

WE MAY BE SUBJECT TO CLAIMS BASED ON PRODUCTS SOLD ON OUR NETWORK

We have entered into arrangements to offer third-party products and services on our network under which we may be entitled to receive a share of revenues generated from these transactions. These arrangements may subject us to additional claims including product liability or personal injury from the products and services, even if we do not ourselves provide the products or services. These claims may require us to incur significant expenses in their defense or satisfaction. While our agreements with these parties often provide that we will be indemnified against such liabilities, such indemnification may not be adequate.

Although we carry general liability insurance, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, financial condition and results of operations or could result in the imposition of criminal penalties. In addition, the increased attention focused on liability issues as a result of these lawsuits and legislative proposals could impact the overall growth of Internet use.

                                 OTHER RISKS

OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE AND COULD DROP UNEXPECTEDLY

The price at which our common stock trades has been highly volatile and is likely to continue to fluctuate substantially.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies, particularly Internet companies. As a result, investors in our common stock may experience a decrease in the value of their common stock regardless of our operating performance or prospects.

IF OUR STOCK PRICE IS VOLATILE, WE MAY BECOME SUBJECT TO SECURITIES LITIGATION WHICH IS EXPENSIVE AND COULD RESULT IN A DIVERSION OF RESOURCES

In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Many companies in our industry have been subject to this type of litigation in the past. We may also become involved in this type of litigation. Litigation is often expensive and diverts management's attention and resources, which could have a material adverse effect upon our business, financial condition and results of operations.

SHARES ELIGIBLE FOR PUBLIC SALE AFTER THE INITIAL PUBLIC OFFERING COULD ADVERSELY AFFECT OUR STOCK PRICE

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market after the initial public offering, or the perception that these sales could occur.
These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER THAT STOCKHOLDERS MAY CONSIDER FAVORABLE

Provisions in our charter and bylaws may have the effect of delaying or preventing a change of control or changes in our management that stockholders consider favorable or beneficial. If a change of control or change in management is delayed or prevented, the market price of our common stock could suffer.

WE ARE CONTROLLED BY A SMALL GROUP OF OUR EXISTING STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER STOCKHOLDERS

Our directors, executive officers and affiliates currently beneficially own approximately 19.5% of the outstanding shares of our common stock. Accordingly, they will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders.


ITEM 3.   QUANTITATIVE AND QUALIITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY RATE FLUCTUATIONS. To date, our results of operations have not been impacted materially by inflation in the U.S. or in the countries that comprise Latin America. Although a substantial portion of our revenues are denominated in U.S. dollars, an increasing percentage of our revenues are denominated in foreign currencies. As a result, our revenues may be impacted by fluctuations in these currencies and the value of these currencies relative to the U.S. dollar. In addition, a portion of our monetary assets and liabilities and our accounts payable and operating expenses are denominated in foreign currencies. Therefore, we are exposed to foreign currency exchange risks. However, revenues derived from foreign currencies historically have not comprised a material portion of our revenues. As a result, we have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

MARKET RISK. Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area.

INTEREST RATE RISK. Our investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by us.

                     PART II -      OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with the Company's email, message boards, and other communications and community features, such as claims alleging defamation and invasion of privacy. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Changes in Securities:

         In May 1999, the Company completed the sale of 3,727,272 shares of its common stock at $11.00 per share to six accredited investors for an aggregate purchase price of $41,000,000. The transaction was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended. Goldman Sachs & Co. acted as placement agent for this private placement.

(b) Use of Proceeds

         On May 25, 1999, the Company's initial public offering Registration Statement on Form S-1, SEC Registration Number 333-74659, was declared effective by the SEC. The Company realized net proceeds of $110,400,000 from the initial public offering. During the three months ended June 30, 1999, the Company did not use any of the proceeds from the initial public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In May 1999, in a Written Consent in Lieu of a Special Meeting of the Stockholders of the Company, a majority of the holders of the then outstanding shares of common stock of the Company (which majority included the majority of holders of the preferred stock of the Company, voting on an as-converted basis) approved:

         (1) the adoption of the Amended and Restated Certificate of Incorporation of the Company;

         (2)  the adoption of the Amended and Restated By-Laws of the Company;

         (3) the naming of the following persons to the Company's staggered Board of Directors: Jack C. Chen and Douglas M. Karp as Class I directors, whose terms will initially be up for re-election at the Annual Meeting of Stockholders in the Year 2000, Christopher T. Linen and Frederick R. Wilson as Class II directors, whose terms will initially be up for re-election at the Annual Meeting of Stockholders in the Year 2001, and Fernando J. Espuelas, Gerardo M. Rosenkranz, and Susan L. Segal as Class III directors, whose terms will initially be up for re-election at the Annual Meeting of Stockholders in the Year 2002;

         (4) the adoption of the 1999 Employee Stock Purchase Plan, including the reservation of 1,500,000 shares thereunder; and

         (5) an increase in the number of shares of common stock from 15,000,000 to 17,000,000 authorized for issuance under the Company's 1998 Stock Plan.

ITEM 5.   OTHER INFORMATION

         NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report:

         27.1     Financial Data Schedule

(b)      Form 8K

1) On June 10, 1999, the Company filed Form 8-K in connection with its acquiring all of the outstanding stock of Wass Net, a company organized under the laws of Spain.

2) On June 25, 1999, the Company filed Form 8-K in connection with its acquiring all of the outstanding stock of KD Sistemas, a company organized under the laws of Brazil.

3) On August 10, 1999, the Company filed Form 8-K/A amending its Form 8-K filed on June 10 concerning the acquisition of Wass Net. The amended form contained certain audited financial information for Wass Net and pro forma financial information for the Company.

ITEM 7.  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 16, 1999           StarMedia Network, Inc.
                                   ----------------------------
                                   (Registrant)

                                   By: /s/  Steven J. Heller
                                   -----------------------------------------
                                   Steven J. Heller
                                   Chief Financial Officer (duly authorized
                                   officer and principal financial officer)