Form 10-Q
period 1999-09-30
STARMEDIA NETWORK INC
filed 1999-11-15
CIK 1057334

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                     1-15015
                            ------------------------
                            (Commission File Number)

                For the quarterly period ended September 30, 1999

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              ---------------------


                             StarMedia Network, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                            06-1461770
----------------------------                        ----------------------------
(State or Other Jurisdiction                             (I.R.S. Employer
    of Incorporation)                                  Identification Number)


              29 WEST 36TH STREET, NEW YORK, NY              10018
           ----------------------------------------------------------
           (Address of Principal Executive Offices)        (Zip Code)


                                 (212) 548-9600
           ----------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

As of September 30, 1999, there were 58,350,304 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                                                       INDEX
                                     STARMEDIA NETWORK, INC. and SUBSIDIARIES


PART I.       FINANCIAL INFORMATION                                                               PAGE NO.

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

             Condensed Consolidated Balance Sheets at September 30, 1999
             and December 31, 1998                                                                     4

             Condensed Consolidated Statements of Operations for the
             three and nine months ended September 30, 1999 and 1998                                   5

             Condensed Consolidated Statement of Stockholders' Equity
             for the nine months ended September 30, 1999                                              6

             Condensed Consolidated Statements of Cash Flows
             for the nine months ended September 30, 1999 and 1998                                     7

             Notes to Condensed Consolidated Financial Statements                                      8

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                    15

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                               40

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                                        40

Item 2.      Changes In Securities and Use of Proceeds                                                41

Item 3.      Defaults upon Senior Securities                                                          41

Item 4.      Submission of Matters to a Vote of Security Holders                                      41

Item 5.      Other Information                                                                        41

Item 6.      Exhibits and Reports on Form 8-K                                                         41

Item 7.      Signatures                                                                               42


                              FINANCIAL INFORMATION
                                     PART I

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                              ------------------   -----------------
                                                                 (Unaudited)           (Note 1)
ASSETS
Current assets:
         Cash and cash equivalents                                $ 133,501,000       $ 53,147,000
         Account receivables, net                                     3,381,000            511,000
         Other current assets                                         3,860,000          1,712,000
                                                                  -------------       ------------
         Total current assets                                       140,742,000         55,370,000
Fixed assets, net                                                    16,085,000          5,478,000
Intangible assets, net                                                2,110,000            179,000
Goodwill, net                                                        15,398,000                 --
Other assets                                                          5,521,000            129,000
                                                                  -------------       ------------
                                                                  $ 179,856,000       $ 61,156,000
                                                                  =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
         Accounts payable                                         $   5,486,000       $    346,000
         Accrued expenses                                             9,126,000          6,489,000
         Loan payable, current portion                                1,735,000                 --
         Capital lease obligations, current portion                      67,000            220,000
         Deferred revenues                                              284,000            815,000
                                                                  -------------       ------------
         Total current liabilities                                   16,698,000          7,870,000

Loan payable, long term                                               2,801,000                 --
Long term liabilities                                                   381,000              9,000
Deferred rent                                                           122,000            122,000

Series A Redeemable convertible preferred stock                              --          4,218,000
Series B Redeemable convertible preferred stock                              --         12,944,000
Series C Redeemable convertible preferred stock                              --         79,332,000

Stockholders' equity (deficit):
        Preferred Stock, authorized 100,000,000 shares:
        Series 1999A Junior Non-Voting Convertible Preferred
        Stock, $.001 par value, 2,300,000 shares authorized,
        58,140 shares outstanding at September 30, 1999                      --                 --
        Common stock,  $.001 par value, 200,000,000                      58,000             13,000
        shares authorized, 58,350,304 shares and 12,309,532
        shares outstanding at September 30, 1999 and
        December 31, 1998, respectively
        Additional paid-in capital                                  291,673,000         19,693,000
        Deferred compensation                                       (10,034,000)        (8,666,000)
        Other comprehensive loss                                       (337,000)           (32,000)
        Accumulated deficit                                        (121,506,000)       (54,347,000)
                                                                  -------------       ------------
Total stockholders' equity (deficit)                                159,854,000        (43,339,000)
                                                                  -------------       ------------
Total liabilities and stockholders' equity (deficit)              $ 179,856,000       $ 61,156,000
                                                                  =============       ============


See notes to Unaudited Condensed Consolidated Financial Statements.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                -------------------------------       -------------------------------
                                                SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                    1999               1998               1999               1998
                                                ------------       ------------       ------------       ------------
Revenues                                        $  5,618,000       $  1,646,000       $ 11,092,000       $  2,496,000
Operating expenses:
Product & technology development                   9,987,000          1,761,000         20,006,000          4,939,000
Sales & marketing                                 14,274,000          7,735,000         37,200,000         13,750,000
General & administrative                           3,902,000            956,000          9,544,000          1,989,000
Non-recurring merger charges                         590,000                 --          1,613,000                 --
Depreciation & amortization                        1,684,000            211,000          3,328,000            459,000
Stock-based compensation expense                   1,848,000            666,000          4,860,000          3,916,000
                                                ------------       ------------       ------------       ------------
     Total operating expenses                     32,285,000         11,329,000         76,551,000         25,053,000
                                                ------------       ------------       ------------       ------------

Loss from operations                             (26,667,000)        (9,683,000)       (65,459,000)       (22,557,000)

Interest income, net                               1,547,000             69,000          2,682,000            159,000
                                                ------------       ------------       ------------       ------------

Net loss before provision for income taxes       (25,120,000)        (9,614,000)       (62,777,000)       (22,398,000)

Provision for income taxes                          (116,000)                --           (116,000)                --
                                                ------------       ------------       ------------       ------------

Net loss                                         (25,236,000)        (9,614,000)       (62,893,000)       (22,398,000)

Preferred stock dividends and
    accretion                                             --         (1,908,000)        (4,266,000)        (2,628,000)
                                                ------------       ------------       ------------       ------------

Net loss available
   to common shareholders                       $(25,236,000)      $(11,522,000)      $(67,159,000)      $(25,026,000)
                                                ============       ============       ============       ============

Historical basic and diluted
 net loss per common share                      $      (0.43)      $      (0.96)      $      (1.97)      $      (2.31)
                                                ============       ============       ============       ============

Historical number of shares used
   in computing basic and diluted
   net loss per share                             58,142,334         12,041,161         34,131,502         10,834,299
                                                ============       ============       ============       ============


       See notes to Unaudited Condensed Consolidated Financial Statements.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                  For the nine months ended September 30, 1999

                                             Common Stock        Preferred Stock
                                         -------------------- --------------------  Additional     Accumulated
                                           Shares     Amount    Shares     Amount Paid-in Capital    Deficit
                                         ------------------------------------------------------------------------
Balance at December 31, 1998             12,309,532  $ 13,000                       $ 19,693,000  $ (54,347,000)
Deferred Compensation related                                         --        --
  to stock options, net of cancellations                                               6,228,000
Amortization of deferred compensation
Issuance of common stock,
  net of offering costs                  11,926,363    12,000                        151,365,000
Shares issued for acquisition of
  Servicios Interactivos Limitada            20,000                                    1,000,000
Issuance of common stock Webcast             58,689                                      949,000
Shares issued for asset purchase
  of PageCell                               174,418               58,140        --     8,846,000
Conversion of redeemable convertible
  preferred stock                        31,996,667    31,000                        100,728,000    100,759,000
Exercise of common stock options          1,864,635     2,000                          2,101,000
Stock options issued for Services                                                         31,000
Transaction expenses related to Wass
  Net S.L Acquisition payable by
  Wass Net Shareholders                                                                  732,000
Preferred stock dividends and accretion                                                              (4,266,000)
Net loss for the period                                                                             (62,893,000)
Translation adjustment

Comprehensive loss
                                         ----------------------------------------------------------------------
Balance at September 30, 1999            58,350,304  $ 58,000     58,140  $     --  $291,673,000  $(121,506,000)
                                         ==========  ======== ==========  ========  ============  =============


                                               Other        Compre-
                                              Deferred      hensive
                                            Compensation     Loss        Total
                                            --------------------------------------
Balance at December 31, 1998                $ (8,666,000) $ (32,000) $ (43,339,000)
Deferred Compensation related
  to stock options, net of cancellations      (6,228,000)
Amortization of deferred compensation          4,860,000                 4,860,000
Issuance of common stock,
  net of offering costs                                                151,377,000
Shares issued for acquisition of
  Servicios Interactivos Limitada                                        1,000,000
Issuance of common stock Webcast                                           949,000
Shares issued for asset purchase
  of PageCell                                                            8,846,000
Conversion of redeemable convertible
  preferred stock
Exercise of common stock options                                         2,103,000
Stock options issued for Services                                           31,000
Transaction expenses related to Wass
  Net S.L Acquisition payable by
  Wass Net Shareholders                                                    732,000
Preferred stock dividends and accretion                                 (4,266,000)
Net loss for the period                                                (62,893,000)
Translation adjustment                                     (305,000)      (305,000)
                                                           --------       --------
Comprehensive loss                                                     (63,198,000)
                                            --------------------------------------
Balance at September 30, 1999               $(10,034,000) $(337,000) $ 159,854,000
                                            ============  =========  =============


See notes to Unaudited Condensed Consolidated Financial Statements.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   NINE MONTHS ENDED
                                                                          SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                                                          ------------------   ------------------
Operating activities
Net loss                                                                     $ (62,893,000)      $(22,398,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization                                                 3,328,000            459,000
   Provision for bad debts                                                         189,000             40,000
   Amortization of deferred compensation                                         4,860,000          3,916,000
   Stock options issued for services                                                31,000                 --
   Deferred rent                                                                        --             17,000
   Transaction expenses related to Wass Net, S.L                                   732,000                 --
  Changes in operating assets and liabilities:
     Accounts receivable                                                        (3,122,000)          (234,000)
     Other assets                                                               (7,735,000)        (4,791,000)
     Accounts payable and accrued expenses                                       8,312,000          6,790,000
     Deferred revenue                                                             (531,000)           805,000
                                                                             -------------       ------------
        Net cash used in operating activities                                  (56,829,000)       (15,356,000)

Investing activities:
     Purchases of fixed assets                                                 (12,389,000)        (2,813,000)
     Intangible assets                                                          (1,697,000)          (254,000)
     Cash paid for acquisitions                                                 (6,776,000)                --
                                                                             -------------       ------------
        Net cash used in investing activities                                  (20,862,000)        (3,067,000)

Financing activities:
     Issuance of common stock                                                  154,439,000            175,000
     Issuance of redeemable convertible preferred stock,
          net of related expenses                                                       --             89,005
     Issuance of long term debt                                                  5,074,000                 --
     Issuance of convertible subordinated notes                                         --          6,000,000
     Repayment of convertible subordinated notes                                        --         (6,000,000)
     Payments under long term debt                                                (725,000)                --
     Repayment of amounts due to principal shareholders                             (9,000)           (67,000)
     Payments under capital lease obligation                                      (153,000)           (49,000)
                                                                             -------------       ------------
     Net cash provided by financing activities                                 158,626,000         89,064,000

Effect of exchange rate changes on
    cash and cash equivalents                                                     (581,000)                --
                                                                             -------------       ------------
Net increase in cash                                                            80,354,000         70,601,000

Cash at beginning of period                                                     53,147,000            443,000
                                                                             -------------       ------------

Cash at end of period                                                        $ 133,501,000       $ 71,044,000
                                                                             =============       ============

Supplemental disclosure of non-cash investing and financing activities:
     Accrued purchases of fixed assets and intangible assets                 $     417,000       $         --
                                                                             =============       ============
     Accrued costs for acquisitions                                          $     779,000       $    889,000
                                                                             =============       ============
     Accrued costs related to issuance of common stock                       $      10,000       $         --
                                                                             =============       ============

Supplemental disclosure of cash flow information
Interest paid                                                                $     440,000       $     44,000
                                                                             =============       ============
Income taxes paid                                                            $     101,000       $         --
                                                                             =============       ============

See notes to Unaudited Condensed Consolidated Financial Statements.

                    STARMEDIA NETWORK, INC. and SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying consolidated financial statements include the accounts of StarMedia Network, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All intercompany account balances and transactions have been eliminated in consolidation.

The Company is the leading online network targeting Latin America and other Spanish- and Portuguese-speaking markets worldwide. The Company's network consists of interest-specific channels, extensive Web-based community features, sophisticated search capabilities and access to online shopping in Spanish and Portuguese. These channels cover topics of interest to Latin Americans online, including local and regional news, business and sports. The Company promotes user affinity to the StarMedia community by providing Spanish- and Portuguese-language e-mail, chat rooms, instant messaging and personal homepages. During 1999, the Company launched sales offices in Spain and Puerto Rico and began hiring regional sales managers throughout the United States, focusing on those regions with high Spanish-speaking populations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited supplemental financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the supplemental consolidated financial statements and footnotes thereto included in the Company's Form S-1 as filed with and declared effective by the Securities and Exchange Commission on October 14, 1999.

The accompanying condensed consolidated financial statements have been restated to reflect the May 26, 1999 acquisition of Wass Net, S.L., ("Wass Net") and the September 14, 1999 acquisition of Webcast Solutions, Inc. ("Webcast"). Both of these acquisitions were accounted for as a pooling of interests. (See note 2.)

2. ACQUISITIONS

ACHEI INTERNET PROMOTION, LTDA

On March 10, 1999, the Company acquired all of the outstanding stock of Achei Internet Promotion Ltda., ("Achei") a Brazilian company in exchange for cash of $810,000.

KD SISTEMAS DE INFORMACAO LTDA

On April 13, 1999, the Company acquired all of the outstanding stock of KD Sistemas de Informacao Ltda. ("KD Sistemas"), a Brazilian company, in exchange for a cash payment of $5,000,000 at closing, $890,000 payable in March 2000, and additional estimated cash payments of up to $6,400,000, in the aggregate, due in March 2000, 2001 and 2002 upon the achievement of certain performance targets (the "Earn-out"), plus related expenses of $274,000. As a portion of the Earn-out is contingent upon the continued employment of certain key individuals, the Company will record a portion of such payments as compensation expense, estimated to be $3,000,000, when and if such performance targets are met.

SERVICIOS INTERACTIVOS LIMITADA

In June 1999, the Company acquired all the outstanding stock of Servicios Interactivos Limitada ("SIL") for 20,000 shares of the Company's common stock valued at $1,000,000.

PAGECELL INTERNATIONAL HOLDINGS, INC.

On September 29, 1999, the Company purchased substantially all of the assets of PageCell International Holdings, Inc. ("PageCell"), a provider of advanced mobile technologies and services, in exchange for 174,418 shares of common stock and 58,140 shares of Series 1999A Junior Non-Voting Convertible Preferred Stock (see note 4) of the Company (the "Equity Consideration") valued at approximately $8.8 million at the closing date and additional Equity Consideration valued at up to $15,000,000 upon the achievement of certain quarterly performance related targets through December 2000.

The Company accounted for the aforementioned acquisitions under the purchase method of accounting and the results of the operations have been included in the financial statements of the Company from the respective dates of acquisition. The excess purchase price over the fair value of the net assets acquired, including expenses incurred by the Company, has been recorded as goodwill. Goodwill resulting from such acquisitions of approximately $16,562,000 is being amortized using the straight-line method over three years.

The following pro forma unaudited consolidated results of operations assumes the consummation of (i) the KD Sistemas acquisition as of the beginning of the respective periods, and (ii) the PageCell acquisition as of May 31, 1998 (PageCell's date of incorporation):

                                              NINE MONTHS ENDED
                                                 SEPTEMBER 30
                                        -------------------------------
                                            1999               1998
                                        ------------       ------------

          Revenues                      $ 11,722,000       $  3,213,000
          Net loss                      $(65,306,000)      $(24,130,000)
          Net loss available for
               common shareholders      $(69,572,000)      $(26,758,000)
          Basic and diluted
               net loss per share       $      (2.04)      $      (2.47)


The effects of the Achei and SIL acquisition were not included in the pro forma unaudited consolidated results of operations due to immateriality.

WASS NET, S.L.

Effective May 26, 1999, the Company acquired all of the outstanding stock of Wass Net, a company organized under the laws of Spain. The acquisition was completed pursuant to the terms of a Share Purchase Agreement, whereby Wass Net became a wholly-owned subsidiary of the Company. Under the terms of the agreement, Wass Net shareholders received 161.9 shares of the Company's common stock for each outstanding Wass Net share. Accordingly, the Company issued 1,133,334 shares of its common stock for all the outstanding shares of Wass Net stock. Wass Net is a Spanish-language online community offering e-mail, chat, classifieds, bulletin boards, home pages and search capabilities.

In connection with the merger, Wass Net recorded a one-time charge of $773,000 for transaction costs and StarMedia recorded a one-time charge of $294,000 in transaction costs.

WEBCAST SOLUTIONS

On September 14, 1999, Webcast merged with and into a newly formed wholly owned subsidiary of the Company (the "Webcast Merger"). Under the terms of the Webcast Merger, 842,887 shares of the Company's common stock were issued in exchange for all of the outstanding Webcast common stock based on an exchange ratio of .1084 shares of the Company's common stock for each share of Webcast common stock. Webcast is a streaming media company focused on the global delivery of audio, video and other Internet-based interactive media. In connection with the Webcast Merger, the Company recorded a one-time charge of $546,000 in transaction costs.

Unaudited combined and separate results of StarMedia, Webcast and Wass Net during the periods preceding the merger were as follows:

                                             STARMEDIA        WASS NET          WEBCAST      INTERCOMPANY       COMBINED
                                             ---------        --------          -------      ------------       --------
NINE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------
Revenues                                   $ 10,602,000       $  11,000       $   484,000       $(5,000)      $ 11,092,000
Net Loss                                   $(60,688,000)      $(996,000)      $(1,209,000)      $    --       $(62,893,000)

NINE MONTHS ENDED SEPTEMBER 30, 1998
------------------------------------
Revenues                                   $  2,153,000       $  21,000       $   322,000       $    --       $  2,496,000
Net Loss                                   $(22,403,000)      $ (72,000)      $    77,000       $    --       $(22,398,000)

THREE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------
Revenues                                   $  5,309,000       $      --       $   309,000       $    --       $  5,618,000
Net Loss                                   $(24,128,000)      $(111,000)      $  (997,000)      $    --       $(25,236,000)

THREE MONTHS ENDED SEPTEMBER 30, 1998
-------------------------------------
Revenues                                   $  1,308,000       $  21,000       $   317,000       $    --       $  1,646,000
Net Income (Loss)                          $ (9,624,000)      $ (72,000)      $    82,000       $    --       $ (9,614,000)


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

4. STOCKHOLDERS' EQUITY

PREFERRED STOCK

In connection with the PageCell acquisition, the Company issued 58,140 shares of Series 1999A, Junior Non-Voting Convertible Preferred Stock (the "Series 1999A Preferred"). After the first anniversary date of the issue of the Series 1999A Preferred, the Series 1999A Preferred is convertible into common stock on a one for one basis, subject to certain anti-dilution provisions, at any time at the option of the holder. The holders of Series 1999A Preferred also are entitled to certain liquidation preferences. A consolidation or merger of the Company or a sale or transfer of all or substantially all of the Company's assets is not deemed to be a liquidation.

COMMON STOCK

Between April 30 and May 5, 1999, a group of third party investors purchased an aggregate of 3,727,272 shares of common stock at $11 per share, or approximately $41,000,000, less underwriting commission of $1,640,000 paid by issuing 149,091 shares of the Company's common stock. These investors are subject to a one-year restriction on the sale or transfer of such shares, after which such investors have been granted certain registration rights.

In May, 1999, the Company realized proceeds of approximately $110,400,000, net of underwriting discounts and commissions and related expenses, from the initial public offering of 8,050,000 shares of its common stock.

On May 26, 1999, the Company issued 1,133,334 shares of its common stock in connection with its acquisition of Wass Net, which was accounted for as a pooling of interests.

On June 26, 1999, the Company issued 20,000 shares of its common stock in connection with its acquisition of SIL, valued at approximately $1,000,000.

On September 14, 1999, the Company issued 842,887 shares of its common stock in connection with its acquisition of Webcast, which was accounted for as a pooling of interests.

On September 29, 1999, the Company issued 174,418 shares of its common stock and 58,140 shares of junior non-voting convertible preferred stock in connection with its acquisition of the assets of PageCell, valued at approximately $8,847,000.

During the nine months ended September 30, 1999, the Company issued 1,864,635 shares of its common stock for $2,103,000 in connection with the exercise of stock options.

REDEEMABLE CONVERTIBLE PREFERRED STOCK

In July 1997, the Company sold 7,330,000 shares of Series A Redeemable Convertible Preferred Stock (the "Series A Preferred") for $3,665,000, or $.50 per share. In February 1998, the Company sold 8,000,000 shares of Series B Redeemable Convertible Preferred Stock (the "Series B Preferred") for $12,000,000, or $1.50 per share. In August and September 1998, the Company sold an aggregate 16,666,667 shares of Series C Redeemable Convertible Preferred Stock (the "Series C Preferred") for $80,000,000, or $4.80 per share. The Series A Preferred, Series B Preferred and the Series C Preferred were converted into 31,996,667 shares common stock on a one-for-one basis, upon the closing of the initial public offering of the Company's common stock.

5. LOSS PER SHARE

The following tables sets forth the computation of basic and diluted earnings per share:

                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      SEPTEMBER 30                          SEPTEMBER 30
                                             -------------------------------       -------------------------------
                                                 1999               1998               1999               1998
                                             ------------       ------------       ------------       ------------
Numerator:
Net loss                                     $(25,236,000)      $ (9,614,000)      $(62,893,000)      $(22,398,000)
Preferred stock dividends and accretion                --         (1,908,000)        (4,266,000)        (2,628,000)
                                             ------------       ------------       ------------       ------------
Numerator for basic and diluted loss
     per share - net loss available
     for common stockholders                 $(25,236,000)      $(11,522,000)      $(67,159,000)      $(25,026,000)
                                             ============       ============       ============       ============

Denominator:
Denominator for basic and dilutive
     loss per share - weighted average
     shares                                    58,142,334         12,041,161         34,131,502         10,834,299
                                             ------------       ------------       ------------       ------------
Basic and diluted net loss per share         $      (0.43)      $      (0.96)      $      (1.97)      $      (2.31)
                                             ------------       ------------       ------------       ------------

Diluted net loss per share does not include the effect of options to purchase 9,045,000 and 5,920,000 shares of common stock at September 30, 1999 and 1998, respectively.

6. STOCK OPTIONS

In connection with the granting of stock options in 1998 and the exchange of non-qualified options for incentive stock options, the Company recorded deferred compensation of approximately $19,087,000. In connection with the granting of stock options in 1999, the Company recorded additional deferred compensation of approximately $6,228,000. Deferred compensation is being amortized for financial reporting purposes over the vesting period of the options. The amount recognized as expense during the three- and nine-month periods ended September 30, 1999 was approximately $1,848,000 and $4,860,000. The amount recognized as expense was approximately $666,000 and $3,916,000 during the three- and nine-month periods ended September 30, 1998.

7. LONG-TERM DEBT

The Company entered into a $12 million credit line for the acquisition of computer equipment and furniture and fixtures. At September 30, 1999, approximately $4.3 million was outstanding under the credit line. Amounts outstanding are payable in monthly installments of principal and interest of approximately $170,000, bear interest at approximately 13.6% per annum and are secured by certain of the Company's computer equipment and furniture and fixtures. The credit line requires the Company to maintain at least $10,000,000 in cash and cash equivalents.

8. COMPREHENSIVE LOSS

Total comprehensive loss was $25,253,000 and $63,198,000 for the three- and nine-month periods ended September 30, 1999 and $9,614,000 and $22,398,000 for the three- and nine-month periods ended September 30, 1998.

9. SUBSEQUENT EVENTS

In October 1999, the Company realized proceeds of approximately $193,000,000, net of underwriting discounts and commissions and related expenses, from the public offering of 6,000,000 shares of its common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND FUTURE PERFORMANCE OF THE COMPANY WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" OR SIMILAR LANGUAGE. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENTS. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION "RISK FACTORS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN.

OVERVIEW

StarMedia is the leading Internet media company targeting Latin America and other Spanish- and Portuguese-speaking audiences worldwide. We were incorporated in March 1996 and commenced operations in September 1996. For the period from our inception through December 1996, we did not generate any revenues, incurred minimal operating expenses and focused our operating activities on the development of the StarMedia network.

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

In March and April 1999, we acquired two leading Brazilian Internet guides, Zeek!, otherwise known as Achei, and Cade?, otherwise known as KD Sistemas, which primarily categorize and review Portuguese-language Web sites. The aggregate purchase price paid by us for these acquisitions was approximately $6.1 million plus $0.9 million due before March 2000. We are obligated to make additional payments, estimated to be up to $6.4 million, to the former stockholders of KD Sistemas if various performance targets are achieved. These acquisitions were accounted for as purchases.

In May 1999, we acquired LatinRed, otherwise known as Wass Net, a Spanish-language online community offering e-mail, chat, classified, bulletin boards, home pages and search capabilities. We issued 1,133,334 shares of our common stock for all of the outstanding capital stock of Wass Net. This acquisition was accounted for as a pooling of interests.

In June 1999, we acquired all of the outstanding stock of Servicios Interactivos Limitada for 20,000 shares of our common stock. This acquisition was accounted for as a purchase.

In September 1999, we acquired Webcast, a streaming media company focused on the global delivery of audio, video and other Internet-based interactive media. We issued 842,887 shares of our common stock for all of the outstanding capital stock of Webcast. This acquisition was accounted for as a pooling of interests.

On September 29, 1999, we purchased substantially all of the assets of PageCell International Holdings, Inc., a provider of advanced mobile technologies and services, in exchange for common stock and junior non-voting convertible preferred stock of the Company valued at $8.8 million at the closing date and additional consideration valued at up to $15 million upon the achievement of certain quarterly performance related targets through December 2000.

To date, we have derived our revenues primarily from the sale of advertisements and sponsorships on our network as well as consulting and technical services.

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

We have entered into reciprocal advertising arrangements with various media companies, including Fox Sports America and MTV Latin America. We do not receive any cash payments for these arrangements. We entered into these agreements to enhance our marketing efforts and to extend our marketing presence beyond the ten major markets in which our paid advertising is concentrated. Revenues and expenses from these arrangements are recorded at the estimated fair value of the goods or services received or the estimated fair value of the advertisements given, whichever is more readily determinable. Expenses are recorded at the value of the television advertising received when our advertisements are broadcast, which is typically in the same period as the advertisements are run on our network. These expenses are included in our sales and marketing expenses. To date, we have engaged in no reciprocal advertising arrangements under which we have received online advertising.

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

We have incurred significant net losses and negative cash flows from operations since our inception. At September 30, 1999, we had an accumulated deficit of $121.5 million. These losses have been funded primarily through the issuance of our equity securities. We intend to continue to invest heavily in marketing and brand development, content enhancements, and technology and infrastructure development. As a result, we believe that we will continue to incur net losses and negative cash flows from operations for the foreseeable future. Moreover, the rate at which these losses will be incurred may increase from current levels.

We recorded cumulative deferred compensation of approximately $25.3 million through September 30, 1999, which represents the difference between the exercise price of some stock options granted in 1998 and 1999, and the fair market value of the underlying common stock at the date of grant. The difference is recorded as a reduction of stockholders' equity and amortized over the vesting period of the applicable options. Options granted through February 1999 typically vest over three years, although a portion of those options vested immediately. Options granted after February 1999 generally vest over four years. Of the total deferred compensation amount, approximately $10.4 million and $4.9 million was amortized during the year ended December 31, 1998 and the nine months ended September 30,

1999, respectively. The amortization of deferred compensation is recorded as an operating expense. As a result, we currently expect to amortize the following amounts of deferred compensation annually:

       -      1999--$6,424,000

       -      2000--$4,973,000;

       -      2001--$2,762,000;

       -      2002--$685,000; and

       -      2003--$50,000.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUE

Revenues increased to $5.6 million for the three months ended September 30, 1999 from $1.6 million, for the three months ended September 30, 1998. Revenues increased to $11.1 million for the nine months ended September 30, 1999 from $2.5 million for the nine months ended September 30, 1998. The increase in revenues was primarily due to an increase in the volume of revenue-producing advertising impressions and sponsorships. During 1999, we continued to:

         -        expand our sales force;

         - increase the number of impressions available on our network by adding channels and by increasing our marketing efforts; and

         -        expand through acquisitions.

In the three months ended September 30, 1998, two advertisers each accounted for greater than 10% of total revenues. For the three months ended September 30, 1999, no advertiser accounted for more than 10% of our revenue. For the three months ended September 1998, our top five advertisers accounted for 53% of our revenue. For the three months ended September 1999, our top five advertisers account for 27% of our revenue.

In the nine months ended September 30, 1998, two advertisers each accounted for greater than 10% of total revenues. For the nine months ended September 30, 1999, no advertiser accounted for more than 10% of our revenue. For the nine months ended September 30, 1998, our top five advertisers accounted for 57% of our revenue. For the nine months ended September 30, 1999, our top five advertisers account for 21% of our revenue.

OPERATING EXPENSES

    PRODUCT AND TECHNOLOGY.

Product and technology expenses include:

       -      personnel costs

       -      hosting and telecommunication costs; and

       - content acquisition fees and revenue sharing arrangements related to agreements with third-party content providers under which we pay guaranteed fees and/or a portion of our revenues.

Product and technology expenses increased to $10.0 million, or 179% of total revenues, for the three months ended September 30, 1999, from $1.8 million, or 113% of total revenues, for the three months ended September 30, 1998. The increase was primarily due to an increase of approximately $2.9 million related to additional staffing levels required to support the StarMedia network and related systems; additional costs related to consultants, contracts, and fees of $1.0 million; and approximately $1.0 million to enhance the content and features of the StarMedia network. For the nine months ended September 30, 1999, product and technology expenses increased to $20.0 million, or 180% of total revenues, from $4.9 million, or 196% of total revenues, for the nine months ended September 30, 1998. The increase was primarily due to an increase of approximately $6.4 million related to staffing levels, approximately $1.0 million to enhance the content and features of the StarMedia network; increased hosting costs of approximately $2.6 million; additional costs related to consultants, contracts, and fees of $1.5 million; and approximately $1.0 million to enhance the content and features of the StarMedia network.

In the three months ended September 30, 1999, we began the launch of our Internet access services with AT&T Global Network Services. In each of the three- and nine-month periods, charges of $0.6 million were incurred related to the launch of the Internet access services.

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

       -   public relations costs; and

         -        other marketing-related expenses.

Sales and marketing expenses increased to $14.3 million, or 255% of total revenues, for the three months ended September 30, 1999, from $7.7 million, or 481% of total revenues, for the three months ended September 30, 1998. Sales and marketing expense increased to $37.2 million, or 335% of total revenues, for the nine months ended September 30, 1999 from $13.8 million, or 552% of total revenues, for the nine months ended September 30, 1998.

For the three- and nine-month periods, respectively, the increase in sales and marketing expenses were primarily attributable to:

         - expansion of our advertising, public relations and other promotional expenditures related to our aggressive branding campaign of approximately $2.9 million and $11.0 million; and

         - higher personnel expenses, including sales commissions, of approximately $2.5 million and $4.6 million.

         - higher travel and entertainment costs of approximately $0.6 million and $1.7 million.


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

         - costs for general corporate functions, including finance, accounting and facilities; and

         -        fees for professional services.

General and administrative expenses increased to $3.9 million, or 70% of total revenues, for the three months ended September 30, 1999, from $956,000, or 60% of total revenues, for the three months ended September 30, 1998. The increase in general and administrative expenses was primarily due to additional salary and related charges of $1.2 million and additional rent and related costs of $0.4 million to support the growth of our business. General and administrative expenses increased to $9.5 million, or 86% of total revenues, for the nine months ended September 30, 1999, from $2.0 million, or 80% of total revenues, for the nine months ended September 30, 1998. The increase in general and administrative expenses was primarily due to increased salaries and related expenses associated with the hiring of additional personnel of approximately $2.5 million, additional rental costs of approximately $1.0 million, additional professional fees and consulting charges of $1.0 million, and additional business taxes and insurance of $0.7 million.

Non-recurring merger charges for the three months and nine months ended September 30, 1999 represent costs related to the merger of Wass Net and Webcast. Since the mergers were accounted for as a pooling of interests, these costs were expensed at the consummation of the merger.

We expect that we will incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of our business and our operation as a public company. Accordingly, we anticipate that general and administrative expenses will continue to increase in absolute dollars in future periods.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased to $1.7 million, or 30% of total revenues, for the three months ended September 30, 1999, from $211,000, or 13% of total revenues, for the three months ended September 30, 1998. Depreciation and amortization expenses increased to $3.3 million, or 30% of total revenues, in the nine months ended September 30, 1999 from $459,000, or 18% of total revenues, for the nine months ended September 30, 1998. The dollar increases were primarily attributable to the increase in fixed assets of approximately $13.6 million during the nine months ended September 30, 1999 and $3.0 million during the nine months ended September 30, 1998. We also incurred goodwill amortization expense of $626,000 and $1.2 million in the three months and nine months ended September 30, 1999, respectively, related to the acquisitions of Achei Internet Promotion Ltda., KD Sistemas and PageCell. We expect that depreciation and amortization expenses will continue to increase as we build the structure necessary to improve StarMedia's products and acquire other businesses.

STOCK-BASED COMPENSATION EXPENSE

We recorded additional deferred compensation of $6.2 million during the nine months ended September 30, 1999. Of the cumulative deferred compensation amount, $4.9 million was recorded as an expense during the nine months ended September 30, 1999 and $1.8 million was recorded as expense in the three months ended September 30, 1999. The unamortized balance is being amortized over the vesting period for the individual options, which is typically three years for options issued earlier than February 1999 and four years for options issued since that date.

INTEREST INCOME, NET

Interest income, net includes income from our cash and investments. Net interest income increased from $69,000 in the three months ended September 30, 1998 to $1,547,000 for the three months ended September 30, 1999. Net interest income increased from $159,000 for the nine months ended September 30, 1998 to $2.7 million for the nine months ended September 30, 1999. Interest income increased as a result of capital raised from the sale of preferred shares in 1998, the issuance of 3.7 million shares of common stock to a group of third party investors in April and May 1999, and the initial public offering of shares of our common stock in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have primarily financed our operations through the sale of equity securities. At September 30, 1999, we had $133.5 million in cash and cash equivalents, an increase of $80.4 million from December 31, 1998. In October 1999, we completed the public offering of 6,000,000 shares of our common stock and realized proceeds of approximately $193,000,000, net of underwriting discounts and commissions and related expenses.

In the nine months ended September 30, 1999, we used $58.5 million in operating activities, mostly related to the our $62.9 million loss during the period which included non-cash activities such as $3.3 million in depreciation and amortization and $4.9 million in non-cash charges related to stock option grants. In the nine months ended September 30, 1998, we used $15.4 million in operating activities, consisting mostly of $22.4 million for our net loss, partially offset by $3.9 million in non-cash charges related to stock option grants and $6.8 million in additional liabilities. To date, we have experienced significant negative cash flows from operating activities. Net cash used in operating activities resulted primarily from our net operating losses, offset in part by:

       -      the amortization of deferred compensation;

       -      depreciation and amortization;

       -      increases in accrued expenses and accounts payable; and

       -      deferred revenues.

For the nine months ended September 30, 1999, the Company used $19.2 million in investing activities, including $12.4 million for fixed assets and $5.1 million for the acquisitions of KD Sistemas, Achei, and Wass Net and the related costs of these transactions. For the nine months ended September 30, 1998, the Company used $3.1 million for investing activities, mostly for the purchase of fixed assets.

Net cash provided by financing activities was $158.6 million for the nine months ended September 30, 1999 and $89.1 million for the nine months ended September 30, 1998. Net cash provided by financing activities during 1998 consisted primarily of proceeds from the sale of preferred stock. In April and May 1999, we completed the sale of 3,727,272 shares of our common stock for $41 million, less underwriting commission of $1.6 million paid by issuing 149,041 shares of the Company's common stock. In May 1999, we raised approximately $110.4 million, net of underwriting discounts and commissions and related expenses, from the initial public offering of shares of the Company's common stock. The Company also entered into a financing arrangement, utilizing $5.1 million of a $12.0 million facility.

Our principal commitments consist of obligations outstanding under capital and operating leases. We expect our capital expenditures will increase significantly in the future as we make technological improvements to our system and technical infrastructure.

In March 1999, we entered into a $12.0 million credit line for the acquisition of computer equipment and furniture and fixtures. At September 30, 1999, approximately $4.3 million was outstanding under the equipment line. Amounts outstanding are payable in monthly installments of principal and interest of approximately $170,000, bear interest at approximately 13.7% per annum and are secured by certain computer equipment and furniture and fixtures of the Company. The credit line requires us to maintain at least $10 million in cash and cash equivalents.

We have entered into an agreement with AT&T Global Network Services, formerly IBM Global Network, under which we can offer Internet access services in Argentina, Brazil, Chile, Colombia and Mexico. Under the agreement, we are obligated to pay AT&T a minimum of approximately $4.3 million in 1999 and approximately $16.0 million in 2000.

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

STATE OF READINESS

We have made a preliminary assessment of the Year 2000 readiness of our operating, financial and administrative systems, including the hardware and software that support our systems. As part of our assessment plan, we are evaluating our date-dependent code, internally-developed software, software developed by third parties and hardware. We plan to complete this evaluation by October 1999. All internally-developed code will be checked, and any problematic code identified, fixed and tested by November 1999. All material externally-developed software that is not Year 2000 compliant will be upgraded or replaced by November 1999. More specifically:

     - We are quality assurance testing our internally-developed proprietary software and systems related to the delivery of our service to our users. We are on schedule to complete this testing by November 1999.

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

     - increase awareness of the our Internet brands and continue to build user loyalty;

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

WE HAVE NEVER MADE MONEY AND EXPECT OUR LOSSES TO CONTINUE

We have never been profitable. As of September 30, 1999, we had an accumulated deficit of approximately $121.5 million. We expect to continue to incur significant losses for the foreseeable future. Although our revenues have grown in recent quarters, our expenses have grown even faster and we expect to increase our spending significantly. Accordingly, we will need to generate significant revenues to achieve profitability. We may not be able to do so.

WE HAVE DERIVED A PORTION OF OUR REVENUES FROM RECIPROCAL ADVERTISING AGREEMENTS, WHICH DO NOT GENERATE CASH REVENUE

We derive a portion of our revenues from reciprocal advertising arrangements under which we exchange advertising space on our network predominantly for advertising space on television and radio stations, rather than cash payments. In the three months ended September 30, 1999, we derived approximately $1.5 million, or 26% of total revenues, from these arrangements. In the nine months ended September 30, 1999, we derived approximately $3.3 million, or 30% of total revenue, from these arrangements. We expect that revenues from reciprocal advertising arrangements will continue to account for a portion of our revenues in the foreseeable future. Reciprocal advertising arrangements do not generate any cash revenues.

YOU SHOULD NOT RELY ON OUR QUARTERLY OPERATING RESULTS AS AN INDICATION OF OUR FUTURE RESULTS BECAUSE THEY ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS

Our future revenues and results of operations may significantly fluctuate due to a combination of factors, including:

     -    growth and acceptance of the Internet, particularly in Latin America;

     -    our ability to attract and retain users;

     - demand for advertising on the Internet in general and on our network in particular;

     -    our ability to upgrade and develop our systems and infrastructure;

     -    technical difficulties that users may experience on our network;

     - technical difficulties or system downtime resulting from the developing telecommunications infrastructure in Latin America;

     -    competition in our markets;

     - foreign currency exchange rates that affect our international operations; and

     -    general economic conditions, particularly in Latin America.

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

OUR OPERATING RESULTS MAY ALSO FLUCTUATE DUE TO SEASONAL FACTORS

The level of use on our network is highly seasonal. This may cause fluctuations in our revenues and operating results. Visitor traffic on our network has historically been significantly lower during the first calendar quarter of the year because it includes the summer months in much of Latin America during which:

     -    our target audience tends to take extended vacations; and

     -    schools and universities are generally closed.

As a result, advertisers have historically spent less in the first calendar quarter. We believe that these seasonal trends will continue to affect our results of operations. If our expenses increase during these periods, we may not generate sufficient revenue to offset these expenses.

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

CURRENCY FLUCTUATIONS AND GENERAL ECONOMIC CONDITIONS IN LATIN AMERICA MAY ADVERSELY AFFECT OUR BUSINESS

The currencies of many countries in Latin America have experienced substantial depreciation and volatility. The currency fluctuations, as well as high interest rates, inflation and high unemployment, have materially and adversely affected the economies of these countries. Poor general economic conditions in Latin American countries may cause our customers to reduce their advertising spending, which could adversely impact our business and could cause our revenue to decline unexpectedly.

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

IF INTERNET USE IN LATIN AMERICA AND OTHER SPANISH- AND PORTUGUESE-SPEAKING MARKETS DOES NOT GROW, OUR BUSINESS WILL SUFFER

The Internet market in Latin America and other Spanish- and Portuguese-speaking markets is in an early stage of development. Our future success depends on the continued growth of the Internet in these markets. Our business, financial condition and results of operations will be materially and adversely affected if Internet usage in these markets does not continue to grow or grows more slowly than we anticipate. Internet usage in these markets may be inhibited for a number of reasons, including:

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

OUR PAN-REGIONAL APPROACH TO CONTENT DELIVERY MAY NOT BE APPEALING TO OUR USERS

Our target markets are made up of a number of diverse regions that differ historically, culturally, economically and politically. We generally use a pan-regional approach to community development and to advertisements. Users, however, may prefer content and community features which are specifically created for a local audience using a strictly localized approach over our pan-regional approach. If users do not find the pan-regional content on our network appealing, they will decrease in number and advertisers will find our network an unattractive medium on which to advertise.

WE MAY NOT BE ABLE TO SUCCESSFULLY PROVIDE INTERNET ACCESS SERVICES IN LATIN AMERICA

We recently began to offer Internet access services in Brazil and intend to offer these services in other Latin American markets during the fourth quarter of 1999. We have contracted with AT&T Global Network Services, formerly the IBM Global Network, to provide these services. We may also acquire or develop additional Internet access services in the future. We have no experience in marketing or operating an Internet access service, and we may not be able to do so successfully. If we are not able to successfully develop, market or operate our Internet access services, our expenses could increase substantially without generating significant additional revenue, our management's time may be wasted and our business may otherwise be materially and adversely affected.

In addition, prices for Internet access services have fallen historically, a trend we expect will continue. Accordingly, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain our pricing level as our competition increases. This could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO DEVELOP OUR BRANDS AND ATTRACT USERS TO OUR NETWORK

Maintaining our brands is critical to our ability to expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet sites in our target markets grows. In order to attract and retain Internet users, advertisers and electronic commerce partners, we intend to increase substantially our expenditures for creating and maintaining brand loyalty.

Our success in promoting and enhancing our brands will also depend on our success in providing high quality content, features and functionality. If we fail to promote our brands successfully or if visitors to our network or advertisers do not perceive our services to be of high quality, the value of our brands could be diminished. This could have a material and adverse effect on our business, financial condition and results of operations.

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

THE LOSS OF ONE OF OUR TOP ADVERTISERS COULD SIGNIFICANTLY REDUCE OUR ADVERTISING REVENUE AND MATERIALLY ADVERSELY AFFECT OUR BUSINESS

For the nine months ended September 30, 1998, our top advertiser, Fox Latin America, accounted for approximately 23% of our total advertising revenues. For the nine months ended September 30, 1998, our top five advertisers accounted for approximately 57% of our revenues. In the nine months ended September 30, 1999, our top advertiser, Netscape, accounted for approximately 7.6% of our revenues. In nine months ended September 30, 1999, our top 5 advertisers accounted for approximately 21% of our total revenues. Our business, results of operations and financial condition could be materially and adversely affected by the loss of one or more of our top advertisers. If we do not attract additional advertisers, our business, financial condition and results of operations could be materially adversely affected.

WE EXPECT TO CONTINUE TO RELY HEAVILY ON ADVERTISING REVENUES AND IF WE DO NOT INCREASE OUR ADVERTISING SALES, OUR BUSINESS WILL NOT GROW AS EXPECTED

We depend on our advertising sales department to maintain and increase our advertising sales. Our business, financial condition and results of operations could be materially and adversely affected if our advertising sales department is not effective. As of September 30, 1999, our advertising sales department consisted of over 122 employees. Although we expect our advertising sales department to grow, it can take a relatively long period of time before new sales personnel become productive.

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

OUR JOINT VENTURES, ACQUISITIONS AND ALLIANCES MAY STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES AND MAY BE DISRUPTIVE TO OUR BUSINESS

In the past, we have acquired or developed alliances or joint ventures with complementary businesses, technologies, services or products. In particular, during 1999, we have made six acquisitions. Acquisitions could result in a number of financial consequences, including:

          -    potentially dilutive issuances of equity securities;

          -    large non-recurring write-offs;

          -    reduced cash balances and related interest income;

          - higher fixed expenses which require a higher level of revenues to maintain gross margins;

          -    the incurrence of debt and contingent liabilities; and

          - amortization expenses related to goodwill and other intangible assets.

Furthermore, acquisitions involve numerous operational risks, including:

          - difficulties in the integration of operations, personnel, technologies, products and the information systems of the acquired companies;

          -    diversion of management's attention from other business concerns;

          - diversion of resources from our existing businesses, products or technologies;

          - risks of entering geographic and business markets in which we have no or limited prior experience; and

          -    potential loss of key employees of acquired organizations.

We could have difficulty in effectively assimilating and integrating these, or any future joint ventures, acquisitions or alliances, into our operations. Any difficulties in this process could disrupt our ongoing business, distract our management and employees, increase our expenses and otherwise adversely affect our business.

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

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST OUR COMPETITORS

There are many companies that provide Web sites and online destinations targeted to Latin Americans and Spanish-and Portuguese-speaking people in general. Competition for visitors, advertisers and electronic commerce partners is intense and is expected to increase significantly in the future because there are no substantial barriers to entry in our market.

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

We maintain our central production servers at the New Jersey data center of Exodus Communications. A failure by Exodus to protect its systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins or other events, could have a material adverse effect on our business, financial condition and results of operations.

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

YEAR 2000 PROBLEMS MAY DISRUPT OUT INTERNAL OPERATIONS

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

WE MAY BECOME SUBJECT TO CLAIMS REGARDING FOREIGN LAWS AND REGULATIONS WHICH MAY BE EXPENSIVE, TIME CONSUMING AND DISTRACTING

Because we have employees, property and business operations in the United States and throughout the world, we are subject to the laws and the court systems of many jurisdictions. We may become subject to claims based on foreign jurisdictions for violations of their laws. In addition, these laws may be changed or new laws may be enacted in the future. International litigation is often expensive, time consuming and distracting. Accordingly, any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

WE MAY BE SUBJECT TO CLAIMS BASED ON THE CONTENT WE PROVIDE OVER OUR NETWORK

The laws in our target markets relating to the liability of companies which provide online services, like ours, for activities of their visitors are currently unsettled. Claims have been made against online service providers and networks in the past for defamation, negligence, copyright or trademark infringement, obscenity, personal injury or other theories based on the nature and content of information that was posted online by their visitors. We could be subject to similar claims and incur significant costs in their defense. In addition, we could be exposed to liability for the selection of listings that may be accessible through our network or through content and materials that our visitors may post in classifieds, message boards, chat rooms or other interactive services. It is also possible that if any information provided through our services contains errors, third parties could make claims against us for losses incurred in reliance on the information. We offer Web-based e-mail services, which expose us to potential liabilities or claims resulting from:

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

WE ARE CONTROLLED BY A SMALL GROUP OF OUR EXISTING STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER STOCKHOLDERS

Our directors, executive officers and affiliates currently beneficially own approximately 48.8% of the outstanding shares of our common stock. Accordingly, they will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders.


ITEM 3.   QUANTITATIVE AND QUALIITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY RATE FLUCTUATIONS

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

MARKET RISK

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area.

INTEREST RATE RISK

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

a) Changes in Securities:

In September 1999, the Company issued 842,887 shares of its common stock in connection with an acquisition valued at $36,655,000 and issued in connection with a second acquisition 174,418 shares of its common stock and 58,140 shares of junior non-voting convertible preferred stock valued at $8,847,000 at the closing date.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report:

         27.1     Financial Data Schedule

(b)      Form 8-K

1) On August 10, 1999, the Company filed Form 8-K/A amending its Form 8-K filed on June 10, 1999 in connection with the acquisition of all of the outstanding stock of Wass Net, S.L. (`Wass Net"). The amended form contained certain audited financial information for Wass Net and pro forma financial information for the Company.

2) On September 28, 1999, the Company filed Form 8-K in connection with its acquiring all of the outstanding stock of Webcast Solutions, Inc, a company organized under the laws of California.

ITEM 7.  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 1999       StarMedia Network, Inc.

                              By: /s/ Steven J. Heller
                                  ---------------------------------------------
                                  Steven J. Heller
                                  Chief Financial Officer (duly authorized
                                  officer and principal financial officer)