Form 10-K405
period 1999-12-31
STARMEDIA NETWORK INC
filed 2000-03-31
CIK 1057334

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER 000-

                            ------------------------

                            STARMEDIA NETWORK, INC.

             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                     06-1461770
       (State of Incorporation)                (I.R.S. Employer Identification No.)

                         29 WEST 36TH STREET, FIFTH FLOOR
                             NEW YORK, NEW YORK 10018
                                  (212) 548-9600
                (Address, including zip code, and telephone number,
         including area code, of registrant's principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock $.001 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes / / No /X/

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 2000 was $3,087,755,313 (based on the last reported sale price on the Nasdaq National Market on that date). The number of shares of the registrant's common stock outstanding as of March 1, 2000 was 65,005,375.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's proxy statement for the 2000 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            STARMEDIA NETWORK, INC.

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

PART I...........................................................................       3

    ITEM 1.          Business....................................................       3

    ITEM 2.          Properties..................................................      19

    ITEM 3.          Legal Proceedings...........................................      20

    ITEM 4.          Submission of Matters to a Vote of Security Holders.........      20

PART II..........................................................................      20

    ITEM 5.          Market for Registrant's Common Equity and Related
                     Stockholder Matters.........................................      20

    ITEM 6.          Selected Consolidated Financial Data........................      21

    ITEM 7.          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...................................      23

    ITEM 7A.         Quantitative and Qualitative Disclosures about Market
                     Risk........................................................      31

    ITEM 8.          Financial Statements and Supplementary Data.................     F-1

    ITEM 9.          Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure....................................      43

PART III.........................................................................      43

    ITEM 10.         Directors and Executive Officers of the Registrant..........      43

    ITEM 11.         Executive Compensation......................................      43

    ITEM 12.         Security Ownership of Certain Beneficial Owners and
                     Management..................................................      43

    ITEM 13.         Certain Relationships and Related Transactions..............      43

PART IV..........................................................................      43

    ITEM 14.         Exhibits, Financial Statement Schedules and Reports on Form
                     8-K.........................................................      43

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT STARMEDIA AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. STARMEDIA'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. STARMEDIA UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                     PART I

ITEM 1. BUSINESS

                                    OVERVIEW

    StarMedia Network, Inc. was incorporated in Delaware in March 1996. We commenced operations in September 1996 and launched the StarMedia network in December 1996. In May 1999, we completed the initial public offering of our common stock for aggregate net proceeds of approximately $110.4 million and in October 1999 we completed a follow-on public offering of our common stock for aggregate net proceeds of approximately $192.1 million. Our principal executive offices are located at 29 West 36th Street, Fifth Floor, New York, New York 10018 and our telephone number is (212) 548-9600.

    StarMedia is the leading Internet media company targeting Spanish- and Portuguese-speaking markets worldwide. Our network consists of six branded Internet properties:

    - StarMedia.com, our flagship Internet media property;

    - Cade?, a topical directory of Portuguese-language Web sites;

    - LatinRed, one of the largest Spanish-language online communities;

    - OpenChile, a local Chilean portal;

    - Periscopio.com, our personalized search and retrieval property; and

    - Zeek!, a topical directory of Portuguese-language Web sites.

    Through these properties, we offer our users a variety of in-language interest-specific areas or channels, extensive Web-based community features, sophisticated search capabilities and online shopping. Our content covers a broad array of topics of interest to Spanish- and Portuguese-speaking audiences, including local and regional news, business and sports. We promote user affinity to the StarMedia community by providing Spanish and Portuguese language e-mail, chat rooms, instant messaging and personal homepages. We provide our content and community features to our users for free.

    At a time when content on the Internet is overwhelmingly in English, we offer our users an in-language community experience, combined with a broad array of Spanish and Portuguese content tailored for regional dialects and local cultural norms. As a result, we provide advertisers and merchants targeted access to Spanish- and Portuguese-speaking Internet users, an audience with a highly desirable demographic profile.

    Despite the rapid growth of non-English speaking Internet users worldwide, approximately 85 to 90% of the content on the Internet remains in English. We believe that an increasing number of Spanish- and Portuguese-speaking Internet users are seeking a full-service Internet offering in their local language that provides them with:

    - a social interactive experience across the entire Spanish- and Portuguese-speaking world;

    - a variety of in-depth and focused local content;

    - a broad array of compelling content at the regional and international level;

    - sophisticated Internet applications and tools like e-mail, chat, instant messaging, bulletin boards, personal homepages and search capabilities; and

    - the ability to easily and securely buy goods and services online.

    StarMedia was among the first sites tailored specifically to the interests and needs of Spanish and Portuguese speakers. In so doing, we were also among the first to attract a broad user base and to provide advertisers with an attractive platform to effectively reach this highly desirable Spanish-and Portuguese-speaking Internet user base.

                             THE STARMEDIA SOLUTION

    We are the leading Internet media company targeting Spanish- and Portuguese-speaking markets worldwide. Our network consists of six branded Internet properties:

    - StarMedia.com, our flagship Internet media property;

    - Cade?, a topical directory of Portuguese-language Web sites;

    - LatinRed, one of the largest Spanish-language online communities;

    - OpenChile, a local Chilean portal;

    - Periscopio.com, our personalized search and retrieval property; and

    - Zeek!, a topical directory of Portuguese-language Web sites.

    Through these properties, we offer our users a variety of in-language, interest-specific areas or channels, extensive Web-based community features, sophisticated search capabilities and online shopping. We believe that we have created an online network that uniquely addresses the needs of Spanish- and Portuguese-speaking Internet users and provides advertisers and merchants with a highly desirable platform for targeting affluent consumers in our markets. Our page views have grown 675% over the past year, from approximately 471 million in the year ended December 31, 1998 to approximately 3.6 billion in the year ended December 31, 1999. In addition, our active e-mail accounts have grown from approximately 293,000 as of December 31, 1998 to approximately 2.5 million as of December 31, 1999.

    We believe that our success to date is attributable to the following key factors:

    FOCUS ON SPANISH- AND PORTUGUESE-SPEAKING MARKETS. We serve the interests and needs of Spanish-and Portuguese-speaking Internet users and have developed both a product and a business infrastructure to support our focus on these markets. We designed our network around the needs of our users, providing them with:

    - customized global, regional and local content covering a variety of topics in the appropriate Spanish and Portuguese dialect;

    - a broad range of in-language community features, like chat, bulletin boards, free e-mail, personal homepages, and personal and classified ads, that allow users to interact with each other;

    - easy-to-use interfaces and consistent navigation experiences that facilitate usage by the growing number of Spanish- and Portuguese-speaking users coming online for the first time;

    - search capabilities that can be customized by country, region and/or language; and

    - sophisticated electronic commerce capabilities.

    In addition, we have developed a business infrastructure designed to address the needs of our users by maintaining a strong local presence and employing a high percentage of Spanish- and Portuguese-speaking employees, both in the U.S. and abroad. These employees are critical to maintaining our network's focus and flavor.

    Our employees provide us with important cultural and linguistic insights. Our local presence allows us to better understand the needs of local advertisers and businesses, and to maintain strong relationships with them. In addition to offices located in the United States, our offices include Barcelona, Bogota, Buenos Aires, Caracas, Madrid, Medellin, Mexico City, Montevideo, Pereiro, Rio de Janeiro, San Juan, Santiago and Sao Paulo. Each office is staffed predominantly with people from the country in which the office is located.

    MARKET LEADERSHIP THROUGH BRAND DEVELOPMENT. We believe that StarMedia is the most recognized Internet brand in Latin America. As a result, visiting StarMedia is one of the first Internet experiences for many Latin Americans. We began our marketing efforts in February 1997 and were the first online network to make a significant investment in brand development in Latin America. We believe that many of our regular users first visited our network in response to our marketing efforts. We have continued to invest heavily in building the StarMedia brands through our extensive marketing, advertising and public relations programs. Our brand recognition has enabled us to attract a growing user audience and leading companies as advertisers and electronic commerce partners.

    EXTENSIVE COMMUNITY AND CONTENT OFFERINGS. We believe that our extensive local and pan-regional content, combined with our community of Internet users, gives us a competitive advantage and is key to our continued leadership as the Internet destinations of choice in the region. We provide our users with a broad array of relevant and in-depth local content. In addition, our network serves as a virtual central plaza for our users to access region-specific information and conduct electronic commerce across boundaries. Our pan-regional community enables us to attract a larger population of users and, consequently, provide them with greater outlets for online interaction.

    DEDICATION TO USER CARE. We believe that high-quality user care and technical support are essential to our continued success and brand development efforts. To further enhance our users' experience and to foster user loyalty, we have local user care support teams that rapidly respond to e-mail inquiries and provide technical advice, 24 hours a day, seven days a week in Spanish or Portuguese. We also proactively solicit feedback from our users in order to understand their preferences and to enhance their experience on our network.

    HIGHLY ATTRACTIVE PLATFORM FOR ADVERTISING AND COMMERCE. We believe that the StarMedia network is a highly attractive platform for advertisers and businesses because it gives them access to:

    - leading Internet brands in Spanish- and Portuguese-speaking markets;

    - a user base with a highly desirable demographic profile; and

    - users with a high degree of affinity and involvement through e-mail, chat, bulletin boards and personal homepages.

    Internet advertising is new in our markets, and we believe that buying advertising on the StarMedia network is often one of the first Internet advertising purchases made by businesses and advertising agencies targeting Spanish- and Portuguese-speaking audiences. Accordingly, we have created an advertising environment that fosters advertiser use of this new medium and solidifies our relationship with advertisers. We have developed a client services team that is dedicated to enhancing our relationship with these advertisers and maximizing the effectiveness of their advertising campaigns. We use our knowledge about the needs and sensitivities of our user base to help advertisers create more effective advertising campaigns. In addition, we use leading advertising techniques and tracking technologies to:

    - target advertising to users with specific demographic profiles;

    - gather extensive data to create an intelligence profile for each campaign; and

    - use daily tracking data to analyze the campaign's effectiveness.

    We provide advertisers with detailed and timely feedback on the effectiveness of campaigns, as well as recommendations on how to improve their campaigns. We believe that our client services group is a key differentiator from other competitive Web sites and provides us with a significant competitive advantage.

    As a result, we have been able to:

    - attract high-profile advertisers, including Bradesco, Federal Express, Ford, Fox Sports America, IBM, Nokia, Pepsi and Sony;

    - enter into relationships with leading electronic commerce companies, including barnesandnoble.com, CDNow, Disney, Latin Grocer, Dell, and FAO Schwarz; and

    - charge premium advertising rates.

                                    STRATEGY

    Our objective is to strengthen our position as the leading Internet media company targeting Spanish- and Portuguese-speaking markets worldwide. In order to accomplish this, we will:

    AGGRESSIVELY EXTEND THE RECOGNITION OF OUR BRANDS. Our goal is to make our brands synonymous with the Internet in our markets. We believe that continuing to enhance our brand recognition will enable us to capitalize on our leading position and will make us more attractive to advertisers and businesses conducting electronic commerce. This will increase in importance as more Spanish-and Portuguese-speaking consumers move online and as additional Internet sites compete for these users.

    We intend to continue to build our brands through:

    - extensive television, print, Internet and outdoor advertising;

    - public relations programs;

    - conference sponsorships;

    - new strategic alliances; and

    - additional distribution relationships.

    ENHANCE AND EXPAND OUR SPANISH AND PORTUGUESE CONTENT AND COMMUNITY FEATURES. We intend to continue to add new content and features to the StarMedia network. We believe that this will:

    - further differentiate our brands from competing sites;

    - provide users with a more comprehensive and satisfying Internet experience; and

    - result in users visiting the StarMedia network more often and remaining there longer.

    We currently have relationships with leading content providers, including Agencia EFE, BusinessWire, Internet Securities, Mpath, Reuters, WeatherLabs, and Ziff-Davis. We are aggressively seeking new content relationships in order to further increase the breadth and depth of our content and community features without incurring significant additional costs. We currently have more than 212 employees in our content development group who are responsible for gathering, developing and designing our content. We intend to further enlarge this group.

    We are also expanding our country-specific content to further penetrate local markets. We are seeking to enter into partnerships with leading local interest-specific content providers and to further enhance the features and functions of our network. We are also seeking to aggressively expand our electronic commerce business. We are developing relationships with credit card, fulfillment and transaction software companies, as well as merchants.

    CONTINUE TO PURSUE STRATEGIC ACQUISITIONS AND ALLIANCES. We plan to continue to expand our user base, revenues and competitive position through strategic acquisitions and alliances. In 1999, we made several strategic acquisitions targeted toward expanding our local presence. These include:

    - Cade?, a topical directory of Portuguese-language Web sites;

    - LatinRed, one of the largest Spanish-language online communities;

    - OpenChile, a local Chilean portal;

    - PageCell International, a provider of advanced mobile technologies and services;

    - Webcast Solutions, a streaming media company focused on the global delivery of audio, video and other Internet-based interactive media;

    - Zeek!, a topical directory of Portuguese-language Web sites; and

    - Paisas, an online local guide covering Medellin, Colombia.

    Additionally, in the first quarter of 2000, we acquired Ola Turista Ltda., owner of Guia SP and Guia RJ, local guides tailored to Sao Paulo and Rio de Janeiro, Brazil. In February 2000, we signed a purchase agreement to acquire AdNet, SA, a leading Internet directory and search portal in Mexico.

    We believe that these acquisitions have and will continue to significantly enhance our presence in our markets and enable us to reach a broader base of users and advertisers. We intend to aggressively seek other opportunities to acquire or form alliances with other companies that will complement our network.

    EXPAND INTERNET ACCESS SERVICES TO USERS IN SPANISH- AND PORTUGUESE-SPEAKING MARKETS. We believe that relationships with Internet access providers enables us to establish closer ties with our users. We also believe that the free Internet access model will be adopted in Latin America, growing overall Internet usage in the region and subsequently expanding the StarMedia user base. As such, we plan to migrate our access platform to the free model by partnering with or investing in free access players in the region. When the free model is successful in the markets where we currently have paid access subscribers, we will transition these users to our free access partner.

    DEVELOP AND DEPLOY NEXT GENERATION CONTENT AND SERVICE DISTRIBUTION PLATFORMS. We intend to seek opportunities to extend our brands beyond personal computers to wireless products, consumer electronics and entertainment media. To that end, we have created two new divisions, StarMedia Broadband and StarMedia Mobile. StarMedia Broadband will provide Spanish- and Portuguese-speaking users with premium streaming media services and programming, including audio, video and interactive multimedia via the Internet. Webcast Solutions, our recent acquisition, established the core of this new division. An additional goal of StarMedia Broadband is the enhancement of our users' interactive experience by enabling rich media programming to be delivered quickly and efficiently via high speed distribution platforms.

    StarMedia Mobile advances our strategy to provide our users worldwide with a richer Internet experience by allowing them to bring Internet content and applications to a wide range of wireless devices. PageCell International, our recent acquisition, established the core of this new division.

    We intend to continue to seek similar acquisition or investment opportunities. We believe this strategy will:

    - augment our user base by enabling access to StarMedia's content and services by users offline;

    - enhance our brand recognition by extending our presence to new viewership;

    - increase our revenues by providing new advertising, sponsorship and software licensing opportunities to our clients; and

    - prepare StarMedia for the future convergence of interactive and entertainment technologies, and further distinguish our network from traditional Internet portals.

                             THE STARMEDIA NETWORK

    The StarMedia network currently consists of six branded Internet properties:

    - StarMedia.com, our flagship Internet media property;

    - Cade?, a topical directory of Portuguese-language Web sites;

    - LatinRed, one of the largest Spanish-language online communities;

    - OpenChile, a local Chilean portal;

    - Periscopio.com, our personalized search and retrieval property; and

    - Zeek!, a topical directory of Portuguese-language Web sites.

STARMEDIA.COM

    StarMedia.com, our principal branded destination and flagship Internet media property, is organized around 25 topical channels. These channels are grouped into:

    - community services; and

    - content and commerce services.

    StarMedia.com's Welcome Screen WWW.STARMEDIA.COM provides a guide to the network channels, features special content and promotions, offers direct access to our search, e-mail and chat services and displays real-time news headlines.

    When users first visit StarMedia.com, they are prompted to indicate what country they are from and whether they prefer to receive content in Spanish or Portuguese. This information allows us to target both content and advertising by subject matter, dialect and country.

    StarMedia.com's unique design and layout provides a consistent navigation experience allowing users to access any channel on StarMedia.com from any other channel on the service. Additionally, this design allows for persistent branding.

    StarMedia.com's broad range of community features enables users throughout Spanish- and Portuguese-speaking markets to interact with each other. These community features include:

    - StarMedia Bate-papo/Charlas--chat

    - StarMedia Mail--e-mail

    - StarMedia Orbita/Orbita--personal homepages

    - StarMedia Forum/Pizarras--bulletin boards

    - StarMedia Express--instant messenger

    - StarMedia !Ya!--instant messenger

    - StarMedia Classificados/Clasificados--classifieds

    - Namoro Personet/Romance Personet--personals

    - StarMedia Horoscopo--horoscopes

    We have built StarMedia.com's content and commerce services around a successful community environment. We enhance the effectiveness of StarMedia.com's community services by wrapping them around engaging content channels. These include:

    - StarMedia Noticias/Noticias--news

    - StarMedia Esportes/Deportes--sports

    - StarMedia Money--finance

    - StarMedia Digital--technology

    - StarMedia Arte e Espetaculos/Arte y Espetaculos--entertainment

    - StarMedia Shopping--electronic commerce

    - StarMedia BuscaWeb/Guia Internet--search and guide

    - StarMedia Viagens/Viajes--travel

    - StarMedia Tempo/Tiempo--weather

    - StarMedia Jogos/Juegos--games

    - StarMedia Postales/Postais--greeting cards

    - StarMedia Subastas--auctions

    - StarMedia Carros Online--automobiles

    - StarMedia Saude--health and wellness

    - StarMedia Fitness--fitness

    - StarMedia PCDJ-MP3--music/MP3 player

CADE?

    Cade? is among the leading Internet portals in Brazil. The service provides a topical directory of Portuguese-language Web sites and is one of the largest directories in Brazil. As of December 31, 1999, the service provided over 150,000 listings. Historically, more than 2,500 Web sites have been added to the Cade? directory each week by experienced editors who analyze and review every site. In addition to its search and guide resources, Cade? offers other services such as Cade Voce? (www.cadevoce.com.br), a personalized e-mail list subscription service, and Aqui (www.aqui.com.br), an area featuring local news, interviews, forums and other sections developed by Cade? staff.

LATINRED

    LatinRed (www.latinred.net) is one of the largest Spanish-speaking community services on the Internet. It is comprised of a variety of free services, such as LatinMail (www.latinmail.com), an e-mail service, and LatinChat
(www.latinchat.com), a chat community, each of which can be accessed independently. In addition to e-mail and chat, LatinRed's products include:

    - GratisWeb--personal homepages

    - LatinCards--electronic greeting cards

    - LatinTiempo--weather

    - LatinGuia--directory

    - LatinBanners--advertising distribution network

    - Futbolmania--local soccer news

    - Clasifica--classifieds

    - Solidaridad--philanthropy

    - Tableros--forum

OPENCHILE

    OpenChile consists of three brands:

    - OpenChile (www.openchile.cl), a leading Chilean portal that provides national content, search capabilities, free e-mail, chat, international daily newspaper and magazine directories;

    - Panoramas (www.panoramas.cl), an interactive Internet product that supplies a guide to the latest in local Chilean entertainment and culture; and

    - Servicios Interactivos Limitada, a developer of online content, portals and electronic commerce platforms and a provider of design services in Chile.

PERISCOPIO

    Periscopio.com is designed for users seeking streamlined and customizable information retrieval. This product provides online Spanish-speakers with a powerful search and information destination. It is a functionality-driven product focused on fast information retrieval and personalization.

    Periscopio.com's search engine has indexed more than 110 million documents worldwide that can be searched by language, country and date. Coupled with Guia Periscopio, which features over 50,000 selected Spanish-language sites across various topics, as well as a host of advanced personalization features, Periscopio is a powerful destination for finding Spanish-language information on the Internet. Using the personalization tools on Mi Pagina, users can customize their Internet experience by editing each of the 16 guides, 22 news subjects, weather from major cities worldwide and horoscopes.

    Periscopio.com is organized into five sections:

    - Mi Pagina--personalized pages

    - Guia--directory of Spanish-language Web sites

    - Canales--news and information channels

    - Comunidad--community features

    - Traductor--language translation

ZEEK!

    Zeek! offers a well-organized, user-friendly Brazilian guide with a universal search capability that reached more than 95,000 sites as of December 31, 1999. Recognized for its efficient segmented guide, the site allows users to perform specific searches in areas such as shopping, human resources, education and health & beauty. Additional Zeek! products include games, news, classifieds, Zeek! Plus, where users can access a daily updated selection of links in diverse categories, and Zeek! Cities, which provides local information about the main Brazilian cities.

                              STRATEGIC ALLIANCES

    We have developed strategic relationships with leading content, electronic commerce, syndication and application partners. Many of these relationships give us various exclusive rights. For example, some of these partners have agreed that StarMedia properties will be the only Internet companies to display their content in Spanish or Portuguese. Others have agreed that they will not enter into agreements with other companies targeting the Spanish or Portuguese Internet markets.

    These relationships are designed to:

    - enhance our network;

    - expand our community of users;

    - increase traffic; and

    - provide us with additional revenues.

    Our commerce partners typically pay us a flat fee for placement on our network. This fee is based on location of links that allow for entry into their online store and the number of links present throughout our network. These partners also share with us a percentage of transaction revenues generated when our users purchase their products or services.

CONTENT AND APPLICATION PROVIDERS

    We have a number of relationships with leading content and application providers, including:

    - Agence France Press--news and sports information

    - Agencia EFE--news and information

    - Billboard--entertainment news and featured content

    - Bottle Rocket--interactive sports games

    - BusinessWire--business news

    - Critical Path--e-mail services

    - DYN--Argentinean news and information

    - eDrive--entertainment news and featured content

    - eShare--chat software

    - Futbol de Primera--soccer Webcasts

    - Gazeta Mercantile--news

    - Inktomi--in-language search services

    - Internet Securities--local business news for major Latin American cities provided by leading publishers, including Avance Economico, El Economista, El Universal and Enfoque

    - Jornal do Brazil--news

    - Lonely Planet--travel information

    - Mpath--multi-player game software

    - PeopleLink--instant messaging

    - Quote.com--stock and mutual fund quotes

    - Real Networks--online audio and video

    - Reuters--news and sports information

    - Sports Ticker--sports news

    - WeatherLabs--weather information

    - Ziff-Davis--technology news and information

COMMERCE PARTNERS

    Our electronic commerce relationships include:

    - Almacenes exito--department store

    - barnesandnoble.com--online bookstore

    - Big Star Entertainment--videos and DVDs

    - CDNow--music products, CDs, clothing, posters and books

    - CIM--Brazilian music

    - Compaq--computers

    - Decompras--various merchandise

    - Dell--computers

    - Disney--branded merchandise

    - FAO Schwarz--toys

    - Falabella--department store

    - Gandhi--books

    - Global English--education

    - GoChile--Chilean travel service

    - Gradiente--Brazilian consumer electronics

    - Jungla--Chilean bookstore

    - Latin Grocer--Latin products

    - MercadoLibre--auctions

    - Outpost.com--computer and technology merchandise

    - Punto Frio--department store

    - Rx.com--pharmacy

    - Siciliano--books

    - SportsSuperstore--sports merchandise

    - Submarino--books

    - Viajo.com--travel services

    - World Tennis--sporting goods

NETSCAPE

    In May 1998, we entered into a marketing and distribution agreement with Netscape. Together, we developed and launched NETSCAPE GUIDE BY STARMEDIA in both Spanish and Portuguese. NETSCAPE GUIDE BY STARMEDIA is one of the core services available as part of Netscape's Latin American Spanish and Portuguese browsers. We also appear as a premium bookmark located on Netscape's Spanish and Portuguese browser toolbars. These bookmarks link users directly to StarMedia.com. StarMedia Noticias/Noticias appears as a ticker on the Netscape Latin America and Brazil homepages and directs users to our news areas. In addition, Netscape promotes StarMedia throughout its Spanish and Portuguese offerings.

REALNETWORKS

    In 1999 we entered into a relationship with RealNetworks, the leading provider of streaming audio/ video over the Internet. StarMedia.com is the only in-language Internet destination featured as a default channel on both the Spanish and Portuguese versions of RealNetworks' RealPlayer G2. This relationship uniquely positions us to enhance our user base by enabling Spanish and Portuguese-speaking Internet users to access our in-language streaming content, including music videos, television and radio programming, and sporting events directly from RealPlayer.

SKYBOX

    We have entered into an exclusive distribution relationship with SkyBox Services Corporation, a provider of logistics solutions for electronic commerce clients and U.S. merchandisers targeting Latin America. Through our relationship with SkyBox, we provide our Latin American users with the ability to make purchases with an ease of transaction similar to that available to those living in the U.S. As part of the StarMedia/SkyBox service, non-U.S. resident customers are provided with a U.S. suite address at which SkyBox receives correspondence and merchandise, and from which it then forwards these items to the clients' home or office. SkyBox systems handle the receipt of merchandise, the international transportation, customs clearance and home delivery, all at competitive rates.

                              RECENT ACQUISITIONS

    We have made several acquisitions in order to further expand our local content offerings.

PAISAS.COM

    In November 1999, we acquired Paisas.com (www.paisas.com.co), a leading online guide to Medellin and its surrounding region in Colombia. This portal today includes the most comprehensive guide to the city and the surrounding area, offering information on everything from local festivals to subway schedules, to restaurants and cinema reviews. Paisas.com also allows users to tour the region through an extensive collection of photographs and video clips.

OLA TURISTA LTDA.

    In February 2000, we acquired Ola Turista Ltda., the owner of Guia SP and Guia RJ, leading culture and entertainment guides in the cities of Sao Paulo and Rio de Janeiro. Ola Turista's portals provide users in the Sao Paulo and Rio de Janeiro metro areas searchable listings of restaurants, theaters, nightclubs, cinemas, and sports events. Other offerings include columns on issues of interest to the region such as sports, fitness, psychology, and a special teen area.

ADNET, S.A.

    In February 2000, we signed a purchase agreement to acquire AdNet, S.A., a leading Internet directory and search portal in Mexico. AdNet, which has strong local brand recognition, provides searchable listings of local companies and products. Besides the search resources, AdNet offers other services such as a directory of searchable e-mail addresses and a section featuring local news summaries and links to major local newspapers.

                               ADVERTISING SALES

    We have built a direct sales organization of over 100 professionals located in Bogota, Buenos Aires, Caracas, Dallas, Los Angeles, Madrid, Mexico City, Miami, Montevideo, New York, Rio de Janeiro, San Francisco, San Juan, Santiago and Sao Paulo.

SALES ORGANIZATION

    Our sales organization is dedicated to maintaining close relationships with top advertisers and leading advertising agencies throughout our target markets. It is structured on a regional basis and is focused on selling advertising on our network. Our sales organization consults regularly with advertisers and agencies on design and placement of their Web-based advertising, provides customers with advertising measurement analysis and focuses on providing a high level of customer service satisfaction.

ADVERTISING PROGRAMS

    Currently, advertisers and advertising agencies enter into agreements under which they pay for a guaranteed number of impressions for a fixed fee. These agreements range from one month to multiple years. The majority of the advertising on our network currently consists of banner-style advertisements, buttons and sponsorships from which viewers can hyperlink directly to the advertiser's own Web site. Our standard cost per thousand impressions, commonly referred to as CPMs, for banner advertisements varies depending on location of the advertisements on the network, the targeted country and the extent to which advertisements are targeted for a particular audience.

    We also offer promotional advertising programs, such as e-mail campaigns, contests, sampling and couponing opportunities, in order to build brand awareness, generate leads and drive traffic to an advertiser's site.

ADVERTISING CUSTOMERS

    We had 605 advertisers and sponsors on our network during the year ended December 31, 1999. The following is a selected list of our current advertising customers, which are representative of our customer base:

Banco Santander                        Nokia
Bradesco                               Outpost.com
Federal Express                        Pepsi
Ford                                   SkyTel
Fox Sports America                     Sony
IBM                                    USA Networks

    These customers, in the aggregate, accounted for approximately of 15% of total revenues in the year ended December 31, 1999 and 33% of total revenues for the year ended December 31, 1998.

    We have derived substantially all of our revenues to date from the sale of advertisements and sponsorships. In the year ended December 31, 1999, no advertiser accounted for greater than 10% of total revenues. During the same period, our five largest advertisers accounted for 16% of total revenues. In 1998, two advertisers, Fox Sports America and Netscape, each accounted for greater than 10% of total revenues. During the same period, our five largest advertisers accounted for 57% of total revenues.

                         MARKETING AND BRAND AWARENESS

    We use multiple advertising media, like television, print and Web-based advertising in order to:

    - build our brand;

    - increase traffic; and

    - raise our profile among potential advertisers.

    Our television advertisements have appeared on broadcast television in Brazil, Mexico, Colombia, Argentina, Chile, the United States, Uruguay, Venezuela, Spain, Peru and on cable networks throughout Latin America. Our first television commercial, "Birth of a Star", began airing in 18 Latin American markets in Spanish and Portuguese in February 1997. In addition to advertising on television, we advertise in print, use outdoor advertising and have a significant presence in highly-targeted online media. We also have an extensive public relations campaign. We have completed our fourth advertising campaign across Latin America. Our strategic and content partners also typically provide us with advertising support.

    We form marketing alliances with companies that have broad reach and whose customers are similar to our target customers. We currently have co-marketing relationships with the Discovery Channel and Warner Channel and regional television stations.

                           TECHNOLOGY INFRASTRUCTURE

    Our technology infrastructure is built and maintained for reliability, security, and flexibility and is administered by our technical staff.

    We maintain our central production servers at the New Jersey data center of Exodus Communications. We maintain regional network operating centers in Brazil and Argentina. Our operations depend on the ability of Exodus to protect its systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins and other events.

    Exodus provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours per day, 7 days per week. Exodus also provides connectivity for our U.S. servers through multiple high-speed connections. In Brazil and Argentina, our servers are connected to the largest Internet service providers in each country. All facilities are protected by multiple uninterruptible power supplies.

    For reliability, availability, and serviceability, we have implemented an environment in which each server can function separately. Key components of our server architecture are served by multiple redundant machines.

    We employ in-house and third-party monitoring software. Reporting and tracking systems generate daily traffic, demographic, and advertising reports. Our production data is copied to backup tapes each night.

    We employ in-house and third-party software to monitor access to our production and development servers.

    Our network must accommodate a high volume of traffic and deliver frequently updated information. Components or features of our network have in the past suffered outages or experienced slower response times because of equipment or software downtime. These events did not have a material adverse effect on our business.

                LATIN AMERICAN TELECOMMUNICATION INFRASTRUCTURE

    Many of the largest markets in Latin America, including Argentina, Brazil, Chile, Colombia and Mexico, have privatized and begun to deregulate their telephone industries. As a result, many Latin American telephone companies in recent years have undertaken significant investments in their infrastructure. These investments have resulted in an improvement in the quality of telephone service in these countries. In addition, deregulation has had a direct impact on the cost and quality of Internet access as competition has driven down both monthly access fees and per minute usage charges.

    In the past, Internet service providers, or ISPs, in Latin America charged an average of more than $80 per month for basic Internet access. Today, monthly Internet access fees have decreased to as low as $9 in Peru and under $20 in Brazil, Chile, Colombia, Puerto Rico and Venezuela. A significant number of free access providers have entered the region as well. In addition to access charges, local calls to connect to the ISP range in cost from less than $0.02 to $0.04 per minute in the major markets in Latin America. These per minute charges may make the total cost of Internet access substantially greater in Latin America than in the United States, where users typically only pay a monthly access fee and nominal local charges, if any. Long distance charges, if required would make the total cost of Internet access in Latin America even greater.

    While per minute charges have not declined as rapidly as access costs, we believe that they will trend downward as the effects of deregulation spread. Because our target market consists of a relatively affluent part of the population across Latin America, we do not believe that Internet access costs are a significant deterrent for many of our users. However, if rates were to increase substantially or fail to decline in the future, the number of visitors to our network may decline or fail to grow.

    The majority of Latin Americans access the Internet via traditional analog dial-up accounts. Digital access is still relatively expensive and is not widely available throughout Latin America. We do not believe that the quality of telephone service has to date been a significant deterrent to the number of users that visit our network.

                                  COMPETITION

    There are many companies that provide Web sites and online destinations targeted to Spanish- and Portuguese-speaking people. All of these companies compete with us for visitor traffic, advertising dollars and electronic commerce partners. The market for Internet content companies in Latin America is new and rapidly evolving. Competition for visitors, advertisers and electronic commerce partners is intense and is expected to increase significantly in the future because there are no substantial barriers to entry in our market. Increased competition could result in:

    - lower advertising rates;

    - price reductions and lower profit margins;

    - loss of visitors;

    - reduced page views; or

    - loss of market share.

    Any one of these could materially and adversely affect our business, financial condition and results of operations. Our ability to compete successfully depends on many factors. These factors include:

    - the quality of the content provided by us and our competitors;

    - how easy our respective services are to use;

    - sales and marketing efforts; and

    - the performance of our technology.

    We compete with providers of Spanish- and Portuguese-language content and services over the Internet, including Web directories, search engines, content sites, Internet service providers and sites maintained by government and educational institutions. Our current and anticipated competitors include:

    - America Online Latin America;

    - Terra Networks;

    - Prodigy Internet de Telmex;

    - Universo Online;

    - Yahoo! en espanol/Yahoo! Brasil; and

    - El Sitio/O Site.

    Many of our competitors and potential new competitors have:

    - longer operating histories;

    - greater name recognition in some markets;

    - larger customer bases; and

    - significantly greater financial, technical and marketing resources.

    These competitors may also be able to:

    - undertake more extensive marketing campaigns for their brands and services;

    - adopt more aggressive advertising pricing policies;

    - use superior technology platforms to deliver their products and services; and

    - make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third-party content providers.

    Our competitors may develop content that is better than ours or that achieves greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. This could have a material and adverse effect on our business, financial condition and results of operations.

    We also compete with traditional forms of media, like newspapers, magazines, radio and television for advertisers and advertising revenue. If advertisers perceive the Internet or our network to be a limited or an ineffective advertising medium, they may be reluctant to devote a portion of their advertising budget to Internet advertising or to advertising on our network.

                 GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

    To date, regulations have not materially restricted use of the Internet in our markets. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New laws and regulations may be adopted. Existing laws may be applied to the Internet and new forms of electronic commerce. Uncertainty and new regulations could increase our costs and prevent us from delivering our products and services over the Internet. It could also slow the growth of the Internet significantly. This could delay growth in demand for our network and limit the growth of our revenues. New and existing laws may cover issues like:

    - sales and other taxes;

    - user privacy;

    - pricing controls;

    - characteristics and quality of products and services;

    - consumer protection;

    - cross-border commerce;

    - libel and defamation;

    - copyright, trademark and patent infringement;

    - pornography; and

    - other claims based on the nature and content of Internet materials.

                  INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

    We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of some foreign countries do not protect intellectual property to the same extent as do the laws of the United States.

    We pursue the registration of our trademarks in the United States and internationally. We may not be able to secure adequate protection for our trademarks in the United States and other countries. In addition, there have been oppositions filed against our applications in other countries for some of our other marks.

    We currently hold service mark or trademark registrations in the United States, Argentina, Chile, Costa Rica, the Dominican Republic, El Salvador, Guatemala, Mexico, Portugal, Spain, Peru, Uruguay, Colombia and Paraguay for the StarMedia mark and registrations for other marks in some of these and other countries. Effective trademark protection may not be available in all the countries in which we conduct business. Policing unauthorized use of our marks is also difficult and expensive. In addition, it is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion.

    We actively seek to protect our marks against similar and confusing marks of third parties by:

    - using a watch service which identifies applications to register trademarks;

    - filing oppositions to third parties' applications for trademarks; and

    - bringing lawsuits against infringers.

    For example, we were aware of an unauthorized use of our PIZARRAS trademark and successfully pursued enforcement of our rights against that party. Similar actions like this may be time consuming and expensive. Our inability to effectively protect our trademarks and service marks would have a material adverse effect on our business, financial condition and results of operations.

    Many parties are actively developing chat, homepage, search and related Web technologies. We expect these developers to continue to take steps to protect these technologies, including seeking patent protection. There may be patents issued or pending that are held by others and that cover significant parts of our technology, business methods or services. For example, we are aware that a number of patents have been issued in the areas of electronic commerce, Web-based information indexing and retrieval and online direct marketing. Disputes over rights to these technologies are likely to arise in the future. We cannot be certain that our products do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. In the event that we determine that licensing this intellectual property is appropriate, we may not be able to obtain a license on reasonable terms or at all. We may also incur substantial expenses in defending against third-party infringement claims, regardless of the merit of these claims. Successful infringement claims against us may result in substantial monetary liability or may prevent us from conducting all or a part of our business.

    We also intend to continue to license technology from third parties, including our Web-server and encryption technology. The market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. In addition, we may fail to successfully integrate any licensed technology into our services. Our inability to obtain any of these licenses could delay product and service development until alternative technologies can be identified, licensed and integrated.

                                   EMPLOYEES

    As of December 31, 1999, we had 694 full-time employees, of whom 146 worked in sales, 50 in editorial, 81 in marketing, 284 in product and technology and 133 in finance and administration. From time to time, we employ independent contractors to support our research and development, marketing, sales and editorial departments. None of our personnel are represented under collective bargaining agreements. We consider our relations with our employees to be good.

                                  RISK FACTORS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT STARMEDIA AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS

AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

          RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT.

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

WE HAVE NEVER MADE MONEY AND EXPECT OUR LOSSES TO CONTINUE.

    We have never been profitable. As of December 31, 1999, we had an accumulated deficit of approximately $149.3 million. We expect to continue to incur significant losses for the foreseeable future. Although our revenues have grown in recent quarters, our expenses have grown even faster and we expect to increase our spending significantly. Accordingly, we will need to generate significant revenues to achieve profitability. We may not be able to do so.

WE HAVE DERIVED A PORTION OF OUR REVENUES FROM RECIPROCAL ADVERTISING AGREEMENTS, WHICH DO NOT GENERATE CASH REVENUE.

    We derive a portion of our revenues from reciprocal advertising arrangements under which we exchange advertising space on our network predominantly for advertising space on television and radio stations, rather than cash payments. In the year ended December 31, 1999, we derived approximately $5.5 million, or 27% of revenues, from these arrangements. In the year ended December 31, 1998, we derived approximately $2.4 million, or 41% of revenues, from these arrangements. We expect that revenues from reciprocal advertising arrangements will continue to account for a portion of our revenues in the foreseeable future. Reciprocal advertising arrangements do not generate any cash revenues.

YOU SHOULD NOT RELY ON OUR ANNUAL OPERATING RESULTS AS AN INDICATION OF OUR FUTURE RESULTS BECAUSE THEY ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

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

    Accordingly, you should not rely on year-to-year comparisons of our results of operations as an indication of our future performance. It is possible that in future periods our results of operations may be below the expectations of public market analysts and investors. This could cause the trading price of our common stock to decline.

OUR OPERATING RESULTS MAY ALSO FLUCTUATE DUE TO SEASONAL FACTORS.

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

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT FUNDS TO GROW OUR BUSINESS.

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

                   RISKS RELATED TO OUR MARKETS AND STRATEGY

IF THE INTERNET IS NOT WIDELY ACCEPTED AS A MEDIUM FOR ADVERTISING AND COMMERCE, OUR BUSINESS WILL SUFFER.

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

THE ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR ADVERTISING DEPENDS ON THE DEVELOPMENT OF A MEASUREMENT STANDARD.

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

SOCIAL AND POLITICAL CONDITIONS IN LATIN AMERICA MAY CAUSE VOLATILITY IN OUR OPERATIONS AND ADVERSELY AFFECT OUR BUSINESS.

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

CURRENCY FLUCTUATIONS AND GENERAL ECONOMIC CONDITIONS IN LATIN AMERICA MAY ADVERSELY AFFECT OUR BUSINESS.

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

WE MAY SUFFER CURRENCY EXCHANGE LOSSES IF LOCAL LATIN AMERICAN CURRENCIES DEPRECIATE RELATIVE TO THE U.S. DOLLAR.

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

IF INTERNET USE IN SPANISH- AND PORTUGUESE-SPEAKING MARKETS DOES NOT GROW, OUR BUSINESS WILL SUFFER.

    The Internet in Spanish- and Portuguese-speaking markets is in an early stage of development. Our future success depends on the continued growth of the Internet in these markets. Our business, financial condition and results of operations will be materially and adversely affected if Internet usage in these markets does not continue to grow or grows more slowly than we anticipate. Internet usage in these markets may be inhibited for a number of reasons, including:

    - the cost of Internet access;

    - concerns about security, reliability, and privacy;

    - ease of use; and

    - quality of service.

UNDERDEVELOPED TELECOMMUNICATIONS INFRASTRUCTURE MAY LIMIT THE GROWTH OF THE INTERNET IN LATIN AMERICA AND ADVERSELY AFFECT OUR BUSINESS.

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

HIGH COST OF INTERNET ACCESS MAY LIMIT THE GROWTH OF THE INTERNET IN LATIN AMERICA AND IMPEDE OUR GROWTH.

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

OUR PAN-REGIONAL APPROACH TO CONTENT DELIVERY MAY NOT BE APPEALING TO OUR USERS.

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

WE MAY NOT BE ABLE TO DEVELOP OUR BRANDS AND ATTRACT USERS TO OUR NETWORK.

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

OUR ADVERTISING PRICING MODEL, THAT IS BASED ON THE NUMBER OF TIMES AN ADVERTISEMENT IS DELIVERED TO USERS, MAY NOT BE SUCCESSFUL.

    Different pricing models are used to sell advertising on the Internet, and the models we adopt may prove to not be the most profitable. Advertising based on impressions, or the number of times an advertisement is delivered to users, comprises a significant portion of our revenues. To the extent that minimum guaranteed impression levels are not met, we defer recognition of the corresponding revenues until guaranteed impression levels are achieved. To the extent that minimum impression levels are not achieved, we may be required to provide additional impressions after the contract term, which would reduce our advertising inventory. This could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO SUCCESSFULLY ADAPT TO NEW INTERNET ADVERTISING PRICING MODELS.

    It is difficult to predict which pricing model, if any, will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues. Our advertising revenues could be adversely affected if we are unable to adapt to new forms of Internet advertising or we do not adopt the most profitable form.

WE MAY NOT BE ABLE TO TRACK THE DELIVERY OF ADVERTISEMENTS ON OUR NETWORK IN A WAY THAT MEETS THE NEEDS OF OUR ADVERTISERS.

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

THE LOSS OF ONE OF OUR TOP ADVERTISERS COULD SIGNIFICANTLY REDUCE OUR ADVERTISING REVENUE AND MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

    In 1998, our top advertiser, Fox Sports America, accounted for approximately 21% of our total advertising revenues. In 1998, our top five advertisers accounted for approximately 57% of our total revenues. In 1999, our top 5 advertisers accounted for approximately 16% of our total revenues. Our business, results of operations and financial condition could be materially and adversely affected by the loss of one or more of our top advertisers. If we do not attract additional advertisers, our business, financial condition and results of operations could be materially adversely affected.

WE EXPECT TO CONTINUE TO RELY HEAVILY ON ADVERTISING REVENUES AND IF WE DO NOT INCREASE OUR ADVERTISING SALES, OUR BUSINESS WILL NOT GROW AS EXPECTED.

    We depend on our advertising sales department to maintain and increase our advertising sales. Our business, financial condition and results of operations could be materially and adversely affected if our advertising sales department is not effective. As of December 31, 1999, our advertising sales department consisted of 146 employees. Although we expect our advertising sales department to grow, it can take a relatively long period of time before new sales personnel become productive.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR EXPANDING OPERATIONS.

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

OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL THAT ARE IN HIGH DEMAND.

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

OUR JOINT VENTURES, ACQUISITIONS AND ALLIANCES MAY STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES AND MAY BE DISRUPTIVE TO OUR BUSINESS.

    In the past, we have acquired or developed alliances or joint ventures with complementary businesses, technologies, services or products. In particular, during 1999, we made 7 acquisitions. Acquisitions could result in a number of financial consequences, including:

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

FINANCING FOR FUTURE JOINT VENTURES, ACQUISITIONS OR ALLIANCES MAY NOT BE AVAILABLE OR MAY DILUTE EXISTING STOCKHOLDERS.

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

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST OUR COMPETITORS.

    There are many companies that provide Web sites and online destinations targeted to Spanish- and Portuguese-speaking people in general. Competition for visitors, advertisers and electronic commerce partners is intense and is expected to increase significantly in the future because there are no substantial barriers to entry in our market.

    Increased competition could result in:

    - lower advertising rates;

    - price reductions and lower profit margins;

    - loss of visitors;

    - reduced page views; or

    - loss of market share.

    Any one of these could materially and adversely affect our business, financial condition and results of operations.

    In addition, our competitors may develop content that is better than ours or achieves greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. A loss of users to our competitors may have a material and adverse effect on our business, financial condition and results of operations.

WE WILL NOT BE ABLE TO ATTRACT VISITORS OR ADVERTISERS IF WE DO NOT CONTINUALLY ENHANCE AND DEVELOP THE CONTENT AND FEATURES OF OUR NETWORK.

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

WE RELY FOR OUR CONTENT ON THIRD PARTIES WHO MAY MAKE THEIR CONTENT AVAILABLE TO OUR COMPETITORS.

    We constantly attempt to determine what content, features and functionality our target audience wants. We rely to a large extent on third parties for our content, much of which is easily available from other sources. If other networks present the same or similar content in a superior manner, it would adversely affect our visitor traffic.

IF WE FAIL TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS WITH CONTENT PROVIDERS, ELECTRONIC COMMERCE MERCHANTS AND TECHNOLOGY PROVIDERS, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN USERS.

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

        RISKS RELATED TO THE INTERNET AND OUR TECHNOLOGY INFRASTRUCTURE

UNEXPECTED NETWORK INTERRUPTIONS CAUSED BY SYSTEM FAILURES MAY RESULT IN REDUCED VISITOR TRAFFIC, REDUCED REVENUE AND HARM TO OUR REPUTATION.

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

CONCERNS ABOUT SECURITY OF ELECTRONIC COMMERCE TRANSACTIONS AND CONFIDENTIALITY OF INFORMATION ON THE INTERNET MAY REDUCE THE USE OF OUR NETWORK AND IMPEDE OUR GROWTH.

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

COMPUTER VIRUSES MAY CAUSE OUR SYSTEMS TO INCUR DELAYS OR INTERRUPTIONS AND MAY ADVERSELY AFFECT OUR BUSINESS.

    Computer viruses may cause our systems to incur delays or other service interruptions. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability. Moreover, if a computer virus affecting our system is highly publicized, our reputation could be materially damaged and our visitor traffic may decrease.

                       RISKS RELATED TO LEGAL UNCERTAINTY

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES AFFECTING THE INTERNET WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

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

    In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues which include:

    - sales and other taxes;

    - user privacy;

    - pricing controls;

    - characteristics and quality of products and services;

    - consumer protection;

    - cross-border commerce;

    - libel and defamation;

    - copyright, trademark and patent infringement;

    - pornography; and

    - other claims based on the nature and content of Internet materials.

WE MAY BECOME SUBJECT TO CLAIMS REGARDING FOREIGN LAWS AND REGULATIONS WHICH MAY BE EXPENSIVE, TIME CONSUMING AND DISTRACTING.

    Because we have employees, property and business operations throughout the world, we are subject to the laws and the court systems of many jurisdictions. We may become subject to claims based on foreign jurisdictions for violations of their laws. In addition, these laws may be changed or new laws may be enacted in the future. International litigation is often expensive, time consuming and distracting. Accordingly, any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

UNAUTHORIZED USE OF OUR INTELLECTUAL PROPERTY BY THIRD PARTIES MAY ADVERSELY AFFECT OUR BUSINESS.

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

DEFENDING AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD BE TIME CONSUMING AND EXPENSIVE AND, IF WE ARE NOT SUCCESSFUL, COULD SUBJECT US TO SIGNIFICANT DAMAGES AND DISRUPT OUR BUSINESS.

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

WE MAY BE SUBJECT TO CLAIMS BASED ON THE CONTENT WE PROVIDE OVER OUR NETWORK.

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

WE MAY BE SUBJECT TO CLAIMS BASED ON PRODUCTS SOLD ON OUR NETWORK.

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

                                  OTHER RISKS

OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE AND COULD DROP UNEXPECTEDLY.

    The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies, particularly Internet companies. As a result, investors in our common stock may experience a decrease in the value of their common stock regardless of our operating performance or prospects.

IF OUR STOCK PRICE IS VOLATILE, WE MAY BECOME SUBJECT TO SECURITIES LITIGATION WHICH IS EXPENSIVE AND COULD RESULT IN A DIVERSION OF RESOURCES.

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

OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER THAT STOCKHOLDERS MAY CONSIDER FAVORABLE.

    Provisions in our charter and bylaws may have the effect of delaying or preventing a change of control or changes in our management that stockholders consider favorable or beneficial. If a change of control or change in management is delayed or prevented, the market price of our common stock could suffer.

WE ARE CONTROLLED BY A SMALL GROUP OF OUR EXISTING STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER STOCKHOLDERS.

    Our directors, executive officers and affiliates currently beneficially own approximately 52.5% of the outstanding shares of our common stock. Accordingly, they will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders.

ITEM 2. PROPERTIES

    Our principal executive offices are located in approximately 19,500 square feet of office space in New York, New York, under a lease that expires in August 2003. In November 1999, we entered into an agreement for an additional 210,000 square feet of office space in New York, New York under a lease that expires in October 2011. We also lease sales and business development office space in:

    - Barcelona, Spain;

    - Bogota, Colombia;

    - Buenos Aires, Argentina;

    - Caracas, Venezuela;

    - Madrid, Spain;

    - Medellin, Colombia;

    - Mexico City, Mexico;

    - Miami, Florida;

    - Montevideo, Uruguay;

    - Ottawa, Canada;

    - Pereiro, Colombia;

    - Rio de Janeiro, Brazil;

    - San Francisco, California;

    - San Juan, Puerto Rico;

    - Santiago, Chile; and

    - Sao Paulo, Brazil.

ITEM 3. LEGAL PROCEEDINGS.

    We are subject to legal proceedings and claims in the ordinary course of business from time to time, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with our e-mail, message boards, and other communications and community features, such as claims alleging defamation and invasion of privacy. We are not currently aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF COMMON STOCK

    Our common stock has been quoted on the Nasdaq National Market under the symbol STRM since our initial public offering on May 26, 1999. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market:

1999:                                                           HIGH       LOW
-----                                                         --------   --------
Fourth Quarter..............................................  $49.500    $27.000
Third Quarter...............................................  $70.000    $25.875
Second Quarter (from May 26)................................  $66.000    $25.000

HOLDERS

    As of March 1, 2000, there were approximately 415 holders of record of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

    In connection with our acquisition of Paisas in November 1999, we issued 8,728 shares of common stock.

DIVIDEND POLICY

    We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends for the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below with respect to our consolidated statements of operations and balance sheets for the years ended December 31, 1999, 1998, 1997 and the period from March 5, 1996 (inception) to December 31, 1996 and balance sheets as of December 31, 1999, 1998, 1997 and 1996 are derived from our audited consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes to those statements included elsewhere in this report.

                                                                           YEAR ENDED DECEMBER 31,
                                              PERIOD FROM MARCH 5,   ------------------------------------
                                              1996 (INCEPTION) TO
                                               DECEMBER 31, 1996       1997          1998          1999
                                              --------------------   --------      --------      --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
SUPPLEMENTAL CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues....................................         $   --          $   472       $  5,758      $ 20,089
Operating expenses:
Product and technology development..........             36            1,233          7,101        33,192
Sales and marketing.........................             12            2,110         29,281        53,399
General and administrative..................             78              650          4,810        15,318
Non-recurring merger charges................             --               --             --         1,613
Depreciation and amortization...............              2               38            785         6,500
Stock-based compensation expense............             --               --         10,421         6,400
                                                     ------          -------       --------      --------
Total operating expenses....................            128            4,031         52,398       116,422
                                                     ------          -------       --------      --------
Operating loss..............................           (128)          (3,559)       (46,640)      (96,333)
Interest income, net........................             --               34            667         5,891
                                                     ------          -------       --------      --------
Loss before provision for income taxes......           (128)          (3,525)       (45,973)      (90,442)
                                                     ------          -------       --------      --------
Provision for income taxes..................             --               --             --          (231)
                                                     ------          -------       --------      --------
Net loss....................................           (128)          (3,525)       (45,973)      (90,673)
Preferred stock dividends and accretion.....             --             (185)        (4,536)       (4,266)
                                                     ------          -------       --------      --------
Net loss available to common shareholders...         $ (128)         $(3,710)      $(50,509)     $(94,939)
                                                     ======          =======       ========      ========
Basic and diluted net loss per share........         $(0.01)         $ (0.37)      $  (4.51)     $  (2.31)
                                                     ======          =======       ========      ========
Shares used in computing basic and diluted
  net loss per share........................          9,147           10,040         11,204        41,171
                                                     ======          =======       ========      ========

                                                                        AS OF DECEMBER 31,
                                                             -----------------------------------------
                                                               1996       1997       1998       1999
                                                             --------   --------   --------   --------
                                                                          (IN THOUSANDS)
SUPPLEMENTAL CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents..................................    $230      $  443    $53,147    $274,089
Working capital............................................     284         149     47,500     260,235
Total assets...............................................     313         810     61,156     356,071
Capital lease obligations..................................      --          18        229          58
Total current liabilities..................................      --         342      7,870      26,935
Long-term debt, noncurrent.................................      --          --         --       2,380
Redeemable convertible preferred stock.....................      --       3,833     96,494          --
Total stockholders' (deficit) equity.......................     313      (3,394)   (43,339)    326,361

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

    StarMedia is the leading Internet media company targeting Spanish- and Portuguese- speaking audiences worldwide. We were incorporated in March 1996 and commenced operations in September 1996.

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

    Effective May 1999, we acquired LatinRed, otherwise known as Wass Net, a Spanish-language online community offering e-mail, chat, classified, bulletin boards, home pages and search capabilities. We issued 1,133,334 shares of our common stock for all of the outstanding capital stock of Wass Net.

    In September 1999, we acquired Webcast Solutions, a streaming media company focused on the global delivery of audio, video and other Internet-based interactive media. We issued 842,887 shares of our common stock for all of the outstanding capital stock of Webcast Solutions.

    The Wass Net and Webcast Solutions acquisitions were accounted for as poolings of interests, which requires the restatement of all relevant periods as if StarMedia, Wass Net and Webcast Solutions had always been combined. Accordingly, the following discussion reflects the combined results of operations of StarMedia, Wass Net and Webcast Solutions. The effect of the restatement was not significant. See Note 4 to the audited financial statements.

    In March and April 1999, we acquired two leading Brazilian Internet guides, Zeek!, otherwise known as Achei, and Cade?, otherwise known as KD Sistemas, which primarily categorize and review Portuguese-language Web sites. The aggregate purchase price paid by us for these acquisitions was approximately $6.1 million plus $0.6 million due by March 2000. We are obligated to make additional payments, estimated to be up to $7.7 million, to the former stockholders of KD Sistemas if various performance targets are achieved. These acquisitions were accounted for as purchases.

    In June 1999, we acquired all of the outstanding stock of OpenChile, otherwise known as Servicios Interactivos Limitada, for 20,000 shares of our common stock. This acquisition was accounted for as a purchase.

    In September 1999, we purchased substantially all of the assets of PageCell International Holdings, Inc., a provider of advanced mobile technologies and services, in exchange for common stock and junior non-voting convertible preferred stock of the Company valued at $8.8 million at the closing date and additional consideration valued at up to $15 million upon the achievement of certain quarterly performance related targets through December 2000.

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

    We have entered into reciprocal advertising arrangements with various media companies, including Warner Channel and the Discovery Channel. We do not receive any cash payments for these arrangements. We entered into these agreements to enhance our marketing efforts and to extend our marketing presence beyond the ten major markets in which our paid advertising is concentrated. Revenues and expenses from these arrangements are recorded at the estimated fair value of the goods or services received or the estimated fair value of the advertisements given, whichever is more readily determinable. Expenses are recorded at the value of the television advertising received when our advertisements are broadcast, which is typically in the same period as the advertisements are run on our network. These expenses are included in our sales and marketing expenses.

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

    We have incurred significant net losses and negative cash flows from operations since our inception. At December 31, 1999, we had an accumulated deficit of $149.3 million. These losses have been funded primarily through the issuance of our equity securities. We intend to continue to invest heavily in marketing and brand development, content enhancements, and technology and infrastructure development. As a result, we believe that we will continue to incur net losses and negative cash flows from operations for the foreseeable future. Moreover, the rate at which these losses will be incurred may increase from current levels.

    We recorded deferred compensation of approximately $19.1 million in 1998 and $6.2 million in 1999, representing the difference between the exercise price of stock options granted in 1998 and 1999 and the fair market value of the underlying common stock at the date of grant. The difference is recorded as a reduction of stockholders' equity and amortized over the vesting period of the applicable options. Options granted through February 1999 typically vest over three years, although a portion of those options vested immediately. Options granted after February 1999 generally vest over four years. Of the total deferred compensation amount, approximately $10.4 million and $6.4 million was amortized during the years ended December 31, 1998 and December 31, 1999, respectively. The amortization of deferred compensation is recorded as an operating expense. As a result, we currently expect to amortize the following amounts of deferred compensation annually:

    - 2000 - $5.0 million;

    - 2001 - $2.8 million;

    - 2002 - $700,000; and

    - 2003 - $50,000.

                             RESULTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUES

    Revenues increased to $20.1 million for the year ended December 31, 1999 from $5.8 million for the year ended December 31, 1998. The increase in revenues was primarily due to an increase in the volume of advertising impressions and sponsorships sold. During 1999, we continued to:

    - expand our sales force;

    - increase the number of impressions available on our network by adding channels and by increasing our marketing efforts; and

    - expand through acquisitions.

    In the year ended December 31, 1998, two advertisers each accounted for greater than 10% of total revenues. For the year ended December 31, 1999, no advertiser accounted for more than 10% of our revenue. For the year ended December 1998, our top five advertisers accounted for 57% of our revenue. For the year ended December 1999, our top five advertisers accounted for 16% of our revenue. In the year ended December 31, 1999, we derived approximately
$5.5 million, or 27% of total revenues, from reciprocal advertising arrangements. We do not receive any cash payments for these arrangements.

OPERATING EXPENSES

    PRODUCT AND TECHNOLOGY.  Product and technology expenses include:

    - personnel costs;

    - hosting and telecommunication costs; and

    - content acquisition fees and revenue sharing arrangements related to agreements with third-party content providers under which we pay guaranteed fees and/or a portion of our revenues.

    For the year ended December 31, 1999, product and technology expenses increased to $33.2 million, or 165% of total revenues, from $7.1 million, or 122% of total revenues, for the year ended December 31, 1998. The increase was primarily due to an increase of approximately $8.7 million related to staffing levels and approximately $5.5 million to enhance the content and features of the StarMedia network.

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

    - public relations costs; and

    - other marketing-related expenses.

    Sales and marketing expenses increased to $53.4 million, or 266% of total revenues, for the year ended December 31, 1999 from $29.3 million, or 505% of total revenues, for the year ended December 31, 1998.

    The increase in sales and marketing expenses was primarily attributable to:

    - expansion of our advertising, public relations and other promotional expenditures related to our branding campaign of approximately
      $10.1 million; and

    - higher personnel expenses, including sales commissions, of approximately $7.3 million.

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

    - costs for general corporate functions, including finance, accounting and facilities; and

    - fees for professional services.

    General and administrative expenses increased to $15.3 million, or 76% of total revenues, for the year ended December 31, 1999, from $4.8 million, or 83% of total revenues, for the year ended December 31, 1998. The increase in general and administrative expenses was primarily due to increased salaries and related expenses associated with the hiring of additional personnel of approximately $4.3 million, additional rental costs and office-related costs of approximately $2.2 million and additional taxes and insurance charges of approximately
$1.1 million.

    We expect that we will incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of our business and our operation as a public company. Accordingly, we anticipate that general and administrative expenses will continue to increase in absolute dollars in future periods.

NON-RECURRING MERGER CHARGES

    Non-recurring merger charges for the year ended December 31, 1999 include one-time charges of $1.6 million related to the acquisitions of Wass Net and Webcast Solutions. Since the acquisitions were each accounted for as pooling of interests, these costs were expensed at the close of the transactions.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses increased to $3.9 million, or 19% of total revenues, for the year ended December 31, 1999 from $785,000, or 14% of total revenues, for the year ended December 31, 1998. The dollar increases were primarily attributable to the increase in fixed assets of approximately
$21.4 million during 1999. We also incurred goodwill amortization expenses of $2.6 million related to acquisitions in 1999. We expect that depreciation and amortization expenses will continue to increase as we build the structure necessary to improve our products and acquire other businesses.

STOCK-BASED COMPENSATION EXPENSE

    We recorded additional deferred compensation of $6.2 million during the year ended December 31, 1999. Of the cumulative deferred compensation amount, $6.4 million was recorded as an expense during the year ended December 31, 1999. The unamortized balance is being amortized over the vesting period for the individual options, which is typically three years for options issued earlier than February 1999 and four years for options issued since that date.

INTEREST INCOME, NET

    Interest income, net includes income from our cash and investments. Net interest income increased from $667,000 for the year ended December 31, 1998 to $5.9 million for the year ended December 31, 1999. Interest income, net increased as a result of capital raised from the sale of preferred shares in 1998, the issuance of 3.7 million shares of common stock to a group of third party investors in April and May 1999, the initial public offering of shares of our common stock in May 1999 and the follow-on public offering of shares of our common stock in October 1999.

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUES

    Revenues increased to $5.8 million for the year ended December 31, 1998 from $472,000 for the year ended December 31, 1997. The increase in revenues was primarily due to an increase in the volume of advertising impressions and sponsorships sold. During 1998, we:

    - expanded our sales force; and

    - increased the number of impressions available on our network by adding channels and by increasing our marketing efforts.

    In 1997, three advertisers each accounted for greater than 10% of total revenues and the five largest advertisers accounted for 98% of total revenues. In 1998, two advertisers, Netscape and Fox Latin America, each accounted for greater than 10% of total revenues and the five largest advertisers accounted for 57% of total revenues. In 1998, 42% of our total revenues were derived from reciprocal advertising arrangements with our media partners, which consist primarily of television network operators. We do not receive any cash payments from these arrangements. We have not engaged in any reciprocal advertising arrangements under which we received online advertising. Electronic commerce revenues were not material during these periods.

OPERATING EXPENSES

    PRODUCT AND TECHNOLOGY. Product and technology expenses increased to $7.1 million, or 122% of total revenues, for the year ended December 31, 1998, from $1.2 million, or 254% of total revenues, for the year ended December 31, 1997. The increase in product and technology expenses was primarily attributable to an increase of approximately $3.1 million in 1998 related to staffing levels required to support the StarMedia network and related systems and approximately $1.5 million in 1998 to enhance the content and features on the StarMedia network.

    SALES AND MARKETING. Sales and marketing expenses increased to $29.3 million, or 505% of total revenues, for the year ended December 31, 1998, from $2.1 million, or 445% of total revenues, for the year ended December 31, 1997. The increases in sales and marketing expenses were primarily attributable to:

    - expansion of our advertising, public relations and other promotional expenditures related to our aggressive branding campaign of approximately $22.3 million in 1998; and

    - higher personnel expenses, including sales commissions, of approximately $2.9 million in 1998.

    Sales and marketing expenses as a percentage of total revenues increased as a result of the continued development and implementation of StarMedia's branding and marketing campaign.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $4.8 million, or 83% of total revenues, for the year ended December 31, 1998, from $650,000, or 138% of total revenues, for the year ended December 31, 1997. The increase in general and administrative expenses was primarily due to increased salaries and related expenses associated with the hiring of additional personnel of approximately $1.4 million in 1998 to support the growth of our business. General and administrative expenses decreased on a percentage basis because of the growth in revenues.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses increased to $785,000, or 14% of revenues, for the year ended December 31, 1998, from $38,000, or 8% of revenues, for the year ended December 31, 1997. The dollar increases were primarily attributable to the increase in fixed assets of approximately $5.9 million during 1998.

STOCK-BASED COMPENSATION EXPENSE

    We recorded deferred compensation of $19.1 million during the year ended December 31, 1998. Of this amount, $10.4 million was recorded as an expense in 1998. The unamortized balance is being amortized over the vesting period for the individual options.

INTEREST INCOME, NET

    Interest income, net includes income from our cash and investments. Interest income, net increased to $667,000 for the year ended December 31, 1998 from $34,000 for the year ended December 31, 1997. The increase in interest income was primarily due to higher average cash, cash equivalent and investment balances as a result of capital received from the sale of preferred stock in 1998.

                        LIQUIDITY AND CAPITAL RESOURCES

    To date, we have primarily financed our operations through the sale of our equity securities. At December 31, 1999, we had $274.1 million in cash and cash equivalents, an increase of $220.9 million from December 31, 1998.

    In the year ended December 31, 1999, we used $80 million in operating activities, mostly related to our $90.7 million loss during the period which included non-cash activities such as $6.5 million in depreciation and amortization and $6.4 million in non-cash charges related to stock option grants. In the year ended December 31, 1998, we used $30.7 million in operating activities, consisting mostly of $46.0 million for our net loss, partly offset by $10.4 million in non-cash charges related to stock option grants and $5.4 million in additional liabilities. For the year-ended December 31, 1997, net cash used in operations was $3.3 million, substantially all related to the net loss.

    For the year ended December 31, 1999, we used $48.8 million in investing activities, including $21.6 million for investments and other long-term assets, $18.7 million for fixed assets and $6.4 million in connection with acquisitions and related costs. Net cash used in investing activities was $4.7 million for the year ended December 31, 1998 and $283,000 for the year ended December 31, 1997. Net cash used in investing activities during 1997 and 1998 resulted primarily from the purchase of fixed assets.

    Net cash provided by financing activities was $350.7 million for the year ended December 31, 1999, $88.1 million for the year ended December 31, 1998 and $3.8 million for the year ended December 31,

1997. In April and May 1999, we completed the sale of 3,727,272 shares of our common stock for $41 million. In May 1999, we raised approximately
$110.4 million, net of underwriting discounts and commissions and related expenses, from the initial public offering of shares of our common stock. In October 1999, we raised approximately $192.1 million net of underwriting discounts and commissions and related expenses from a follow-on public offering of our stock. We entered into a $12 million credit line in 1999. Net cash provided by financing activities during 1997 and 1998 consisted primarily of proceeds from the sale of preferred stock.

    Our principal commitments consist of obligations outstanding under capital and operating leases. We expect our capital expenditures will increase significantly in the future as we make technological improvements to our system and technical infrastructure.

    In March 1999, we entered into a $12.0 million credit line for the acquisition of computer equipment and furniture and fixtures. At December 31, 1999, approximately $4.0 million was outstanding under the equipment line. Amounts outstanding are payable in monthly installments of principal and interest of approximately $170,000, bear interest at approximately 13.6% per annum and are secured by certain computer equipment and furniture and fixtures. The credit line requires us to maintain at least $10 million in cash and cash equivalents.

    We have entered into an agreement with AT&T Global Network Services, formerly IBM Global Network, under which we can offer Internet access services in Argentina, Brazil, Chile, Colombia and Mexico. Under the agreement, we were obligated to pay AT&T certain minimum amounts.

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

    We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or establish an additional credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

              INFLATION AND FOREIGN CURRENCY EXCHANGE RATE LOSSES

    To date, our results of operations have not been impacted materially by inflation in the United States or in the countries that comprise Latin America. Although a substantial portion of our revenues are denominated in U.S. dollars, an increasing percentage of our revenues are denominated in foreign currencies. As a result, our revenues may be impacted by fluctuations in these currencies and the value of these currencies relative to the U.S. dollar. In addition, a portion of our monetary assets and liabilities and our accounts payable and operating expenses are denominated in foreign currencies. Therefore, we are exposed to foreign currency exchange risks. Revenues derived from foreign currencies, however, historically have not comprised a material portion of our revenues. As a result, we have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. We may, however, choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

                        RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standard for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of Effective Date of FASB Statement No. 133", which deferred the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The statement is not expected to affect us as we currently do not have any derivative instruments or hedging activities.

IMPACT OF YEAR 2000

    The Company has previously discussed the nature of its plans related to Year 2000 compliance. As a result of those planning efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The costs associated with Year 2000 compliance was nominal. The Company is not aware of any material problems resulting from Year 2000 issues, whether with its internal systems, or the services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year to ensure that any latent Year 2000 matters that may arise are addressed properly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the financial statements listed under the heading "(a)(1) Consolidated Financial Statements" of the Item 14 hereof, which financial statements are incorporated herein by reference in response to this
Item 8.

                                    PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The response to this item is incorporated by reference from the information in our proxy statement for the 2000 Annual Meeting of Stockholders to be mailed to our stockholders on or about April 3, 2000.

ITEM 11. EXECUTIVE COMPENSATION

    The response to this item is incorporated by reference from the information in our proxy statement for the 2000 Annual Meeting of Stockholders to be mailed to our stockholders on or about April 3, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The response to this item is incorporated by reference from the information in our proxy statement for the 2000 Annual Meeting of Stockholders to be mailed to our stockholders on or about April 3, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The response to this item is incorporated by reference from the information in our proxy statement for the 2000 Annual Meeting of Stockholders to be mailed to our stockholders on or about April 3, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1. CONSOLIDATED FINANCIAL STATEMENTS.

        The following consolidated financial statements of StarMedia Network, Inc. and the Report of Independent Auditors thereon are included in
Item 8 above:

                                                              PAGE NO.
                                                              --------
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................    F-2

Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................    F-3

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999..........................    F-4

Consolidated Statements of Stockholders' (Deficit) Equity
  for the years ended
  December 31, 1997, 1998 and 1999..........................    F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................    F-6

Notes to Consolidated Financial Statements..................    F-7

    The following consolidated financial statement schedule of StarMedia Network, Inc. is included in Item 14(d):

Schedule II: Valuation and qualifying accounts..............    S-2

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

       2. FINANCIAL STATEMENT SCHEDULES.

        See index to financial statements at F-1.

       3. EXHIBITS.

        The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

       EXHIBIT
       NUMBER                                   DESCRIPTION
       -------          ------------------------------------------------------------
 3.1                    Amended and restated certificate of incorporation
                        (Incorporated by reference to exhibit 3.1 of StarMedia's
                        Registration Statement on Form S-1 No. 333-87169
                        ("Registration Statement No. 333-87169")).
 3.2                    Amended and restated bylaws (Incorporated by reference to
                        exhibit 3.2 of Registration Statement No. 333-87169).
10.1                    1997 stock option plan (Incorporated by reference to exhibit
                        10.1 of Registration Statement No. 333-87169).
10.2                    1998 stock plan (Incorporated by reference to exhibit 10.2 of Registration Statement No. 333-87169).
10.3                    Lease dated September 15, 1997 between Clemons Management
                        Corp. and StarMedia, as amended (Incorporated by reference to exhibit 10.3 of Registration Statement No. 333-87169).

       EXHIBIT
       NUMBER                                   DESCRIPTION
       -------          ------------------------------------------------------------
10.4                    Amended and restated registration rights agreement
                        (Incorporated by reference to exhibit 10.4 of Registration
                        Statement No. 333-87169).
10.5                    Amendment No. 1 to amended and restated registration rights agreement (Incorporated by reference to exhibit 10.5 of
                        Registration Statement No. 333-87169).
10.6+                   IBM Business Partner Agreement, dated as of April 1, 1999, by and between StarMedia and International Business Machines
                        Corporation (Incorporated by reference to exhibit 10.6 of
                        Registration Statement No. 333-87169).
10.7                    Quota Purchase Agreement, dated as of April 13, 1999, by and between StarMedia, StarMedia do Brasil Ltda., Quotaholders of KD Sistemas de Informacoa Ltda. and KD Sistemas de
                        Informacao Ltda. (Incorporated by reference to exhibit 10.7 of Registration Statement No. 333-87169).
10.8                    Master Loan and Security Agreement No. 4231, dated as of
                        March 31, 1999, by and between StarMedia and Charter
                        Financial, Inc. (Incorporated by reference to exhibit 10.8 of Registration Statement No. 333-87169).
10.9                    StarMedia 1999 Employee Stock Purchase Plan (Incorporated by
                        reference to exhibit 10.9 of Registration Statement No.
                        333-87169).
10.10                   Stock Purchase Agreement between StarMedia and Hearst
                        Communications, Inc. dated as of April 30, 1999
                        (Incorporated by reference to exhibit 10.10 of Registration
                        Statement No. 333-87169).
10.11                   Stock Purchase Agreement between StarMedia and Reuters
                        Holding Switzerland SA dated as of April 30, 1999
                        (Incorporated by reference to exhibit 10.11 of Registration
                        Statement No. 333-87169).
10.12                   Stock Purchase Agreement between StarMedia and eBay Inc.
                        dated as of April 30, 1999 (Incorporated by reference to
                        exhibit 10.12 of Registration Statement No. 333-87169).
10.13                   Stock Purchase Agreement between StarMedia and Europortal
                        Holding S.A. dated as of April 30, 1999 (Incorporated by
                        reference to exhibit 10.13 of Registration Statement No.
                        333-87169).
10.14                   Stock Purchase Agreement between StarMedia and Critical
                        Path, Inc. dated as of May 3, 1999 (Incorporated by
                        reference to exhibit 10.14 of Registration Statement No.
                        333-87169).
10.15                   Stock Purchase Agreement between StarMedia and Europortal
                        Holding S.A. dated as of May 5, 1999 (Incorporated by
                        reference to exhibit 10.15 of Registration Statement No.
                        333-87169).
10.16                   Share Purchase Agreement dated as of May 4, 1999 between
                        StarMedia and Wass Net S.L., Geradons, S.L., Salvador Porte
                        and Eduardo Kawas (Incorporated by reference to Exhibit
                        10.16 of Registration Statement No. 333-87169).
10.17                   Stock Purchase Agreement between StarMedia and National
                        Broadcasting Company, Inc. dated as of May 4, 1999
                        (Incorporated by reference to exhibit 10.17 of Registration
                        Statement No. 333-87169).
10.18                   Registration Rights Agreement between StarMedia and Hearst
                        Communications, Inc. dated as of April 30, 1999
                        (Incorporated by reference to exhibit 10.18 of Registration
                        Statement No. 333-87169).
10.19                   Registration Rights Agreement between StarMedia and Reuters
                        Holding Switzerland SA dated as of April 30, 1999
                        (Incorporated by reference to exhibit 10.19 of Registration
                        Statement No. 333-87169).
10.20                   Registration Rights Agreement between StarMedia and eBay
                        Inc. dated as of April 30, 1999 (Incorporated by reference to exhibit 10.20 of Registration Statement No. 333-87169).

       EXHIBIT
       NUMBER                                   DESCRIPTION
       -------          ------------------------------------------------------------
10.21                   Registration Rights Agreement between StarMedia and
                        Europortal Holding S.A. dated as of April 30, 1999
                        (Incorporated by reference to exhibit 10.21 of Registration
                        Statement No. 333-74659).
10.22                   Registration Rights Agreement between StarMedia and Critical
                        Path, Inc. dated as of May 3, 1999 (Incorporated by
                        reference to exhibit 10.22 of Registration Statement No.
                        333-87169).
10.23                   Registration Rights Agreement between StarMedia and
                        Europortal Holding S.A. dated as of May 5, 1999
                        (Incorporated by reference to exhibit 10.23 of Registration
                        Statement No. 333-87169).
10.24                   Registration Rights Agreement dated as of May 4, 1999
                        between StarMedia and Geradons, S.L. (Incorporated by
                        reference to Exhibit 10.24 of Registration Statement No.
                        333-87169).
10.25                   Registration Rights Agreement between StarMedia and National
                        Broadcasting Company, Inc. dated as of May 4, 1999
                        (Incorporated by reference to exhibit 10.25 of Registration
                        Statement No. 333-87169).
10.26                   Employment Agreement dated as of April 29, 1999 by and
                        between StarMedia and Fernando J. Espuelas (Incorporated by reference to exhibit 10.26 of Registration Statement No.
                        333-87169).
10.27                   Employment Agreement dated as of April 29, 1999 by and
                        between StarMedia and Jack C. Chen (Incorporated by
                        reference to exhibit 10.27 of Registration Statement No.
                        333-87169).
10.28                   Form of Rights Agreement (Incorporated by reference to
                        exhibit 10.28 of Registration Statement No. 333-87169).
10.29                   Agreement of Plan of Reorganization by and among Webcast
                        Solutions, Inc., StarMedia Network, Inc. and S Media
                        Acquisition Corp., dated as of September 14, 1999
                        (Incorporated by reference to exhibit 10.29 of Registration
                        Statement No. 333-87169).
21.1                    List of Subsidiaries.
23.1                    Consent of Ernst & Young LLP.

------------------------

+ Confidential treatment was granted for some portions of this exhibit pursuant to the rules and regulations of the Securities Act of 1933, as amended.

    (b) REPORTS ON FORM 8-K.

    On September 28, 1999, we filed Form 8-K in connection with acquiring all of the outstanding stock of Webcast Solutions, Inc., a company organized under the laws of California.

    On August 10, 1999, we filed Form 8-K/A amending our Form 8-K filed on
June 10, 1999 in connection with the acquisition of all of the outstanding stock of Wass Net, S.L. ("Wass Net"). The amended form contained certain audited financial information for Wass Net and pro forma financial information for StarMedia.

    On June 25, 1999, we filed Form 8-K in connection with acquiring all of the outstanding stock of KD Sistemas, a company organized under the laws of Brazil.

    (d) FINANCIAL STATEMENT SCHEDULES.

       See S-1 and S-2.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, StarMedia Network, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on this 30th day of March, 2000.

                                                       STARMEDIA NETWORK, INC.

                                                       By:           /s/ FERNANDO J. ESPUELAS
                                                            -----------------------------------------
                                                                       Fernando J. Espuelas
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
registrant and in the capacities indicated on March   , 2000:

                      SIGNATURE                                           TITLE(S)
                      ---------                                           --------
              /s/ FERNANDO J. ESPUELAS                 Chief Executive Officer and Chairman of the
     -------------------------------------------       Board of Directors (Principal Executive
                Fernando J. Espuelas                   Officer)

                  /s/ JACK C. CHEN                     President and Director
     -------------------------------------------
                    Jack C. Chen

                /s/ STEVEN J. HELLER                   Chief Financial Officer (Principal Financial
     -------------------------------------------       and Accounting Officer)
                  Steven J. Heller

                 /s/ DOUGLAS M. KARP                   Director
     -------------------------------------------
                   Douglas M. Karp

               /s/ MARIE-JOSEE KRAVIS                  Director
     -------------------------------------------
                 Marie-Josee Kravis

              /s/ GERARDO M. ROSENKRANZ                Director
     -------------------------------------------
                Gerardo M. Rosenkranz

                 /s/ SUSAN L. SEGAL                    Director
     -------------------------------------------
                   Susan L. Segal

               /s/ FREDERICK R. WILSON                 Director
     -------------------------------------------
                 Frederick R. Wilson

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE NO.
                                                              --------
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................    F-2

Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................    F-3

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999..........................    F-4

Consolidated Statements of Stockholders' (Deficit) Equity
  for the years ended
  December 31, 1997, 1998 and 1999..........................    F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................    F-6

Notes to Consolidated Financial Statements..................    F-7

    The following consolidated financial statement schedule of StarMedia Network, Inc. is included in Item 14(d):

Schedule II: Valuation and qualifying accounts..............    S-2

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
StarMedia Network, Inc.

    We have audited the accompanying consolidated balance sheets of StarMedia Network, Inc. (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarMedia Network, Inc. at December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                                               ERNST & YOUNG LLP

New York, New York
January 28, 2000

                            STARMEDIA NETWORK, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1998           1999
                                                              ------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 53,147,000   $ 274,089,000
  Accounts receivable, net of allowance for bad debts of
    $65,000 (1998) and $458,000 (1999)......................       511,000       7,575,000
  Other current assets......................................     1,712,000       5,506,000
                                                              ------------   -------------
Total current assets........................................    55,370,000     287,170,000
Fixed assets, net...........................................     5,478,000      23,160,000
Intangible assets, net of accumulated amortization of
  $93,000 (1998)
  and $456,000 (1999).......................................       179,000       4,642,000
Goodwill, net of accumulated amortization of $2,622,000
  (1999)....................................................                    18,513,000
Other assets................................................       129,000      22,586,000
                                                              ------------   -------------
Total assets................................................  $ 61,156,000   $ 356,071,000
                                                              ============   =============
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable..........................................  $    346,000   $   7,535,000
  Accrued expenses..........................................     6,489,000      17,108,000
  Loan payable, current portion.............................                     1,602,000
  Capital lease obligations, current portion................       220,000          58,000
  Deferred revenues.........................................       815,000         632,000
                                                              ------------   -------------
Total current liabilities...................................     7,870,000      26,935,000
Capital lease obligations...................................         9,000
Loan payable, long term.....................................                     2,380,000
Deferred rent...............................................       122,000         395,000
Preferred stock, authorized 60,000,000 shares (1998):
  Series A Redeemable Convertible Preferred Stock, $.001 par
    value, 7,330,000 shares authorized (1998) and 0-(1999),
    7,330,000 shares issued and outstanding (1998), stated
    at liquidation value....................................     4,218,000
  Series B Redeemable Convertible Preferred Stock, $.001 par
    value, 8,000,000 shares authorized (1998) and 0-(1999),
    8,000,000 shares issued and outstanding (1998), stated
    at liquidation value....................................    12,944,000
  Series C Redeemable Convertible Preferred Stock, $.001 par
    value, 16,666,667 shares authorized (1998) and 0-(1999),
    16,666,667 shares issued and outstanding (1998), stated
    at liquidation value....................................    79,332,000
Stockholders' (deficit) equity:
  Preferred stock, authorized 10,000,000 shares (1999):
    Series 1999A Junior Non-voting Convertible Preferred
      Stock, $.001 par value 2,300,000 shares authorized,
      58,140 shares issued and outstanding (1999)...........
  Common stock, $.001 par value, 100,000,000 issued and
    shares authorized
    (1998) and 200,000,000 shares (1999), 12,309,532 shares
    issued and
    outstanding (1998) and 64,151,283 shares issued and
    outstanding (1999)......................................        13,000          64,000
  Additional paid-in capital................................    19,693,000     484,465,000
  Deferred compensation.....................................    (8,666,000)     (8,461,000)
  Other comprehensive loss..................................       (32,000)       (421,000)
  Accumulated deficit.......................................   (54,347,000)   (149,286,000)
                                                              ------------   -------------
Total stockholders' (deficit) equity........................   (43,339,000)    326,361,000
                                                              ------------   -------------
Total liabilities and stockholders' (deficit) equity........  $ 61,156,000   $ 356,071,000
                                                              ============   =============

                            See accompanying notes.

                            STARMEDIA NETWORK, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                          1997           1998           1999
                                                       -----------   ------------   ------------
Revenues.............................................  $   472,000   $  5,758,000   $ 20,089,000

Operating expenses:
  Product and technology development.................    1,233,000      7,101,000     33,192,000
  Sales and marketing................................    2,110,000     29,281,000     53,399,000
  General and administrative.........................      650,000      4,810,000     15,318,000
  Non-recurring merger charges.......................                                  1,613,000
  Depreciation and amortization......................       38,000        785,000      6,500,000
  Stock-based compensation expense...................                  10,421,000      6,400,000
                                                       -----------   ------------   ------------
Total operating expenses.............................    4,031,000     52,398,000    116,422,000
                                                       -----------   ------------   ------------
Loss from operations.................................   (3,559,000)   (46,640,000)   (96,333,000)

Other income (expense):
  Interest income....................................       34,000        715,000      6,517,000
  Interest expense...................................                     (48,000)      (626,000)
                                                       -----------   ------------   ------------
Loss before provision for income taxes...............   (3,525,000)   (45,973,000)   (90,442,000)
Provision for income taxes...........................                                   (231,000)
                                                       -----------   ------------   ------------
Net loss.............................................   (3,525,000)   (45,973,000)   (90,673,000)
Preferred stock dividends and accretion..............     (185,000)    (4,536,000)    (4,266,000)
                                                       -----------   ------------   ------------
Net loss available to common stockholders............  $(3,710,000)  $(50,509,000)  $(94,939,000)
                                                       ===========   ============   ============
Basic and diluted net loss per common share..........  $     (0.37)  $      (4.51)  $      (2.31)
                                                       ===========   ============   ============
Number of shares used in computing basic and diluted
  net loss per share.................................   10,039,502     11,203,749     41,170,602
                                                       ===========   ============   ============

                            See accompanying notes.

                            STARMEDIA NETWORK, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                         COMMON STOCK          PREFERRED STOCK      ADDITIONAL
                                     ---------------------   -------------------     PAID-IN       ACCUMULATED      DEFERRED
                                       SHARES      AMOUNT     SHARES     AMOUNT      CAPITAL         DEFICIT      COMPENSATION
                                     ----------   --------   --------   --------   ------------   -------------   ------------
Balance at December 31, 1996.......  10,012,000   $10,000                          $    431,000   $    (128,000)
Accretion of preferred stock.......                                                                    (185,000)
Issuance of common stock--Wass Net
  S.L..............................      80,952     1,000                                 2,000
Net loss for the year..............                                                                  (3,525,000)
                                     ----------   -------     ------    -------    ------------   -------------   ------------
Balance at December 31, 1997.......  10,092,952    11,000                               433,000      (3,838,000)
Deferred compensation related to
  stock options, net of
  cancellations....................                                                  19,087,000                   (19,087,000)
Amortization of deferred
  compensation.....................                                                                                10,421,000
Exercise of common stock options...     380,000                                          45,000
Issuance of common stock--Wass Net
  S.L..............................   1,052,382     1,000                                93,000
Issuance of common stock--Webcast
  Solutions........................     784,198     1,000                                35,000
Preferred stock dividends and
  accretion........................                                                                  (4,536,000)
Net loss for the year..............                                                                 (45,973,000)
Translation adjustment.............
Comprehensive loss.................
                                     ----------   -------     ------    -------    ------------   -------------   ------------
Balance at December 31, 1998.......  12,309,532    13,000                            19,693,000     (54,347,000)   (8,666,000)
Deferred compensation related to
  stock options, net of
  cancellations....................                                                   6,195,000                    (6,195,000)
Amortization of deferred
  compensation.....................                                                                                 6,400,000
Issuance of common stock, net of
  offering costs...................  17,926,363    18,000                           343,449,000
Shares issued for acquisition of
  Services Interactivos Limitada...      20,000                                       1,000,000
Issuance of common stock--Webcast
  Solutions........................      58,689                                         949,000
Shares issued for acquisition of
  PageCell International...........     174,418               58,140                  8,846,000
Shares issued for acquisition of
  Paisas...........................       8,728                                         346,000
Conversion of redeemable
  convertible preferred stock......  31,996,667    31,000                           100,728,000
Exercise of common stock options...   1,618,729     2,000                             2,009,000
Stock options issued for
  services.........................                                                      31,000
Transaction expenses related to
  Wass Net, S.L. acquisition
  payable by Wass Net
  Shareholders.....................                                                     732,000
Shares issued pursuant to the
  Employee Stock Purchase Plan.....      38,157                                         487,000
Preferred stock dividends and
  accretion........................                                                                  (4,266,000)
Net loss for the period............                                                                 (90,673,000)
Translation adjustment.............
Comprehensive loss.................
                                     ----------   -------     ------    -------    ------------   -------------   ------------
Balance at December 31, 1999.......  64,151,283   $64,000     58,140    $          $484,465,000   $(149,286,000)  $(8,461,000)
                                     ==========   =======     ======    =======    ============   =============   ============

                                         OTHER
                                     COMPREHENSIVE
                                        INCOME          TOTAL
                                     -------------   ------------
Balance at December 31, 1996.......                  $    313,000
Accretion of preferred stock.......                      (185,000)
Issuance of common stock--Wass Net
  S.L..............................                         3,000
Net loss for the year..............                    (3,525,000)
                                       ---------     ------------
Balance at December 31, 1997.......                    (3,394,000)
Deferred compensation related to
  stock options, net of
  cancellations....................
Amortization of deferred
  compensation.....................                    10,421,000
Exercise of common stock options...                        45,000
Issuance of common stock--Wass Net
  S.L..............................                        94,000
Issuance of common stock--Webcast
  Solutions........................                        36,000
Preferred stock dividends and
  accretion........................                    (4,536,000)
Net loss for the year..............                   (45,973,000)
Translation adjustment.............      (32,000)         (32,000)
                                                     ------------
Comprehensive loss.................                   (46,005,000)
                                       ---------     ------------
Balance at December 31, 1998.......      (32,000)     (43,339,000)
Deferred compensation related to
  stock options, net of
  cancellations....................
Amortization of deferred
  compensation.....................                     6,400,000
Issuance of common stock, net of
  offering costs...................                   343,467,000
Shares issued for acquisition of
  Services Interactivos Limitada...                     1,000,000
Issuance of common stock--Webcast
  Solutions........................                       949,000
Shares issued for acquisition of
  PageCell International...........                     8,846,000
Shares issued for acquisition of
  Paisas...........................                       346,000
Conversion of redeemable
  convertible preferred stock......                   100,759,000
Exercise of common stock options...                     2,011,000
Stock options issued for
  services.........................                        31,000
Transaction expenses related to
  Wass Net, S.L. acquisition
  payable by Wass Net
  Shareholders.....................                       732,000
Shares issued pursuant to the
  Employee Stock Purchase Plan.....                       487,000
Preferred stock dividends and
  accretion........................                    (4,266,000)
Net loss for the period............                   (90,673,000)
Translation adjustment.............     (389,000)        (389,000)
                                                     ------------
Comprehensive loss.................                   (91,062,000)
                                       ---------     ------------
Balance at December 31, 1999.......    $(421,000)    $326,361,000
                                       =========     ============

                            See accompanying notes.

                            STARMEDIA NETWORK, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31
                                                              ------------------------------------------
                                                                 1997           1998           1999
                                                              -----------   ------------   -------------
OPERATING ACTIVITIES
Net loss....................................................  $(3,525,000)  $(45,973,000)  $ (90,673,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       38,000        785,000       6,500,000
  Provision for bad debts...................................                      65,000         393,000
  Amortization of deferred compensation.....................                  10,421,000       6,400,000
  Stock options issued for services.........................                                      31,000
  Deferred rent.............................................       21,000        101,000         273,000
  Transaction expenses related to Wass Net, S.L.............                                     732,000
  Changes in operating assets and liabilities:
    Accounts receivable.....................................      (38,000)      (541,000)     (7,305,000)
    Other assets............................................      (33,000)    (1,772,000)     (4,853,000)
    Accounts payable and accrued expenses...................      245,000      5,448,000       8,672,000
    Deferred revenues.......................................       20,000        795,000        (183,000)
                                                              -----------   ------------   -------------
Net cash used in operating activities.......................   (3,272,000)   (30,671,000)    (80,013,000)
INVESTING ACTIVITIES
Purchase of fixed assets....................................     (252,000)    (4,478,000)    (18,661,000)
Intangible assets...........................................      (31,000)      (241,000)     (2,094,000)
Other assets................................................                                 (21,640,000)
Cash paid for acquisitions..................................                                  (6,411,000)
                                                              -----------   ------------   -------------
Net cash used in investing activities.......................     (283,000)    (4,719,000)    (48,806,000)
FINANCING ACTIVITIES
Issuance of common stock....................................        3,000         87,000     346,871,000
Issuance of redeemable convertible preferred stock,
  net of related expenses...................................    3,647,000     88,125,000
Capital contribution--Wass Net, S.L.........................                      51,000
Issuance of convertible subordinated notes..................                   6,000,000
Proceeds from long-term debt................................                                   5,074,000
Repayment of long-term debt.................................                                  (1,092,000)
Repayment of convertible subordinated notes.................                  (6,000,000)
Loans (to) from stockholders................................       67,000          9,000
Repayments (to) from stockholders...........................       54,000        (67,000)
Payments under capital leases...............................       (3,000)      (112,000)       (171,000)
                                                              -----------   ------------   -------------
Net cash provided by financing activities...................    3,768,000     88,093,000     350,682,000
Effect of exchange rate changes on cash and cash
  equivalents...............................................                       1,000        (921,000)
                                                              -----------   ------------   -------------
Net increase in cash and cash equivalents...................      213,000     52,704,000     220,942,000
Cash and cash equivalents, beginning of period..............      230,000        443,000      53,147,000
                                                              -----------   ------------   -------------
Cash and cash equivalents, end of period....................  $   443,000   $ 53,147,000   $ 274,089,000
                                                              ===========   ============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid...............................................  $             $     45,000   $     581,000
                                                              -----------   ------------   -------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Accrued purchases of fixed assets and intangible assets...  $             $              $   5,151,000
                                                              ===========   ============   =============
  Accrued costs for acquisitions............................  $             $              $   4,583,000
                                                              ===========   ============   =============
  Accrued costs related to issuance of common stock.........  $             $              $      43,000
                                                              ===========   ============   =============
  Acquisition of fixed assets through capital leases........  $    21,000   $    314,000
                                                              ===========   ============   =============

                            See accompanying notes.

                            STARMEDIA NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

1. SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND DESCRIPTION OF BUSINESS

    The accompanying consolidated financial statements include the accounts of StarMedia Network, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All intercompany account balances and transactions have been eliminated in consolidation. StarMedia Network, Inc. was incorporated under Delaware law in March 1996.

    The Company is the leading Internet media company targeting Spanish- and Portuguese-speaking markets worldwide. The Company's network consists of interest-specific channels, extensive Web-based community features, sophisticated search capabilities and access to online shopping in Spanish and Portuguese. These channels cover topics of interest to Spanish and Portuguese speakers online, including local and regional news, business and sports. The Company promotes user affinity to the StarMedia community by providing Spanish-and Portuguese-language e-mail, chat rooms, instant messaging and personal homepages.

    The accompanying consolidated financial statements have been restated to reflect the May 1999 merger of Wass Net, S.L. ("Wass Net") and the
September 1999 merger with Webcast Solutions, Inc. ("Webcast Solutions"), which were accounted for as poolings-of-interest. (See Note 4.)

REVENUE RECOGNITION

    The Company's revenues are derived principally from the sale of banner advertisements and sponsorships, some of which also involve more integration, design and coordination of the customer's content with the Company's services, such as the placement of sponsor buttons in specific areas of the Network. The sponsor buttons generally provide users with direct links to sponsor homepages that exist within the Network which are usually focused on selling sponsor merchandise and services to users of the Network. Advertising revenues on both banner and sponsorship contracts, which range from one month to multiple years, are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions." To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. The Company also earns revenues on sponsorship contracts for fees relating to the design, coordination, and integration of the customer's content. Revenue related to the design, coordination and integration of the customers' content are recognized ratably over the term of the contract or using the percentage of completion method if the fee for such services is fixed. Several of the Company's agreements provide for the Company to receive a percentage of revenues from electronic commerce transactions conducted by advertisers who are selling goods or services to users of the Network. These revenues are recognized by the Company upon notification from the advertiser of its share of revenues earned by the Company.

    Revenues from barter transactions are recognized during the period in which the advertisements are displayed on the Company's Network. Barter transactions are recorded at the estimated fair market value of the goods or services received or the estimated fair market value of the advertisements given, whichever is more readily determinable. For the year ended December 31, 1997, substantially all of the Company's revenues were derived from barter transactions. For the years ended December 31, 1998

                            STARMEDIA NETWORK, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and 1999, revenues derived from barter transactions, were approximately $2,400,000 and $5,500,000, respectively.

    Revenues derived from the Company's Webcast Solutions subsidiary related to webcasting services are recognized during the period in which the webcasting services are delivered. Revenues related to consulting and technical services from time and material contracts are recognized during the period in which the related services are provided and revenue from fixed price contracts is recognized using the percentage-of-completion method.

    Deferred revenues are primarily comprised of billings in excess of recognized revenues relating to advertising contracts and sponsorship and banner advertising contracts.

PRODUCT DEVELOPMENT

    Costs incurred in the classification and organization of listings within the Network and the development of new products and enhancements to existing products are charged to expense as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant.

CASH AND CASH EQUIVALENTS

    The Company considers all financial instruments with a maturity of three months or less when purchased to be cash equivalents. Such amounts are stated at cost which approximates market value.

FIXED ASSETS

    Fixed assets, including those acquired under capital leases, are stated at cost and depreciated by the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the useful life of the asset or the remaining period of the lease.

INTANGIBLE ASSETS

    Intangible assets consist of trademarks, trade names and the rights to use certain technology, and are being amortized on a straight-line basis, generally over a period of five years.

    Goodwill consists of the excess of the purchase price paid over the tangible net assets of acquired companies. Goodwill is amortized using the straight-line method over three years. Amortization expense and accumulated amortization as of December 31, 1999 and for the year then ended were approximately $2,622,000.

    The Company assesses the recoverability of its goodwill and intangible assets by determining whether the amortization of the unamortized balance over its remaining life can be recovered through forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will

                            STARMEDIA NETWORK, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) not be recovered, an adjustment will be made to reduce the net amounts to an amount consistent with forecasted future cash flows discounted at the Company's incremental borrowing rate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

INCOME TAXES

    The Company uses the liability method of accounting for income taxes, whereby deferred income taxes are provided on items recognized for financial reporting purposes over different periods than for income tax purposes. Valuation allowances are provided when the expected realization of tax assets does not meet a more likely than not criteria.

ADVERTISING COSTS

    Advertising costs are expensed as incurred. For the years ended
December 31, 1997, 1998 and 1999, advertising expense amounted to approximately $1,610,000, $21,246,000 and $29,076,000, respectively. For the years ended
December 31, 1997, 1998 and 1999, advertising expense includes approximately $460,000, $2,400,000 and $5,500,000 of charges related to barter advertising transactions.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

    The Company grants stock options generally for a fixed number of shares to certain employees with an exercise price equal to or below the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes compensation expense only if the fair value of the underlying Common Stock exceeds the exercise price of the stock option on the date of grant. As permitted by SFAS No. 123, the Company continues to account for stock-based compensation in accordance with APB Opinion No. 25 and has elected the pro forma disclosure alternative of SFAS No. 123 (See Note 6).

COMPUTATION OF NET LOSS PER SHARE

    The Company calculates earnings per share in accordance with SFAS No. 128, "Computation of Earnings Per Share." Accordingly, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Dilutive shares consist of the incremental common shares issuable upon the conversion of the Preferred Stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method); such additional shares are excluded from the calculation if their effect is anti-dilutive.

                            STARMEDIA NETWORK, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At December 31, 1999, approximately 37%, 36% and 25% of cash and cash equivalents were held by three different financial institutions, respectively. At December 31, 1998, the majority of its cash and cash equivalents were maintained at one financial institution. The Company's sales are primarily to companies located in the United States and Latin American region. The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral. Accounts receivable are due principally from large U.S. companies under stated contract terms and the Company provides for estimated credit losses at the time of sale. Such losses have not been significant to date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and loan payable approximate their fair values.

FOREIGN CURRENCY AND INTERNATIONAL OPERATIONS

    The functional currency of the Company's active subsidiaries in Argentina, Brazil, Chile, Mexico, Spain and Colombia is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains and losses are deferred and accumulated as a component of stockholders' equity. The functional currency of the Company's subsidiaries in highly inflationary economies, Uruguay, and Venezuela, is the U.S. dollar. Accordingly, for those subsidiaries that use U.S. dollars as the functional currency, monetary assets and liabilities are translated using the current exchange rate in effect at the period-end date, while nonmonetary assets and liabilities are translated at historical rates. Operations are generally translated at the weighted average exchange rate in effect during the period. The resulting foreign exchange gains and losses are recorded in the consolidated statement of operations. Revenues, net loss and total assets of the Company's foreign subsidiaries were $7,100,000, $24,300,000 and $20,900,000, respectively, as of and for the year ended December 31, 1999. Revenues earned by the Company's foreign subsidiaries and assets of such foreign subsidiaries were not significant as of and for the year ended December 31, 1998. Commencing January 1, 1999, the functional currency of the Company's Mexican subsidiary changed from the U.S. dollar to the local currency as Mexico was no longer considered a hyper-inflationary economy.

COMPREHENSIVE INCOME

    The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive loss.

                            STARMEDIA NETWORK, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SEGMENT INFORMATION

    The Company discloses information regarding segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting of financial information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports. The disclosure of segment information was not required as the Company operates in only one business segment.

    As of and for the years ended December 31, 1997, 1998 and 1999, substantially all of the Company's assets were located in the U.S. and the Company derived substantially all of its revenue from businesses located in the U.S.

2. FIXED ASSETS

    Fixed assets consist of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998         1999
                                                              ----------   -----------
Computer equipment..........................................  $4,822,000   $23,544,000
Furniture and fixtures......................................     448,000       966,000
Transportation Equipment....................................          --        96,000
Construction in Progress....................................          --     1,036,000
Leasehold improvements......................................     938,000     1,923,000
                                                              ----------   -----------
                                                               6,208,000    27,565,000
Less accumulated depreciation and amortization..............    (730,000)   (4,405,000)
                                                              ----------   -----------
                                                              $5,478,000   $23,160,000
                                                              ==========   ===========

                            STARMEDIA NETWORK, INC.

3. STOCKHOLDERS' (DEFICIT) EQUITY

COMMON STOCK

    In April and May 1999, a group of third party investors purchased an aggregate of 3,727,272 shares of the Company's common stock at $11 per share, or approximately $41,000,000, less fees and commissions of $1,640,000 paid by issuing 149,091 shares of the Company's common stock. These investors are subject to a one-year restriction on the sale or transfer of such shares, after which such investors have been granted certain registration rights.

    In May 1999, the Company completed its initial public offering ("IPO") and realized proceeds of approximately $110,400,000, net of underwriting discounts and commissions and related expenses, from the sale of 8,050,000 shares of its common stock.

    In May 1999, the Company issued 1,133,334 shares of its common stock in connection with the Wass Net merger.

    In June 1999, the Company issued 20,000 shares of its common stock in connection with the acquisition of Servicio's Interactions Limitada valued at $1,000,000.

    In September 1999, the Company issued 842,887 shares of its common stock in connection with its merger with Webcast Solutions, which was accounted for as a pooling of interests.

    In September 1999, the Company issued 174,418 shares of its common stock and 58,140 shares of junior non-voting convertible preferred stock in connection with its acquisition of PageCell International, valued at approximately $8,846,000.

    In October 1999, the Company realized proceeds of approximately $192,100,000, net of underwriting discounts and commissions and related expenses, from the public offering of 6,000,000 shares of its common stock.

    In November 1999, the Company issued 8,728 shares of its common stock in connection with its acquisition of Paisas, valued at approximately $346,000.

    During the year ended December 31, 1999, the Company issued 1,618,729 shares of its common stock for $2,011,000 in connection with the exercise of stock options and 38,157 shares of its common stock for $487,000 pursuant to the Employee Stock Purchase Plan.

REDEEMABLE CONVERTIBLE PREFERRED STOCK

    In July 1997, the Company sold 7,330,000 shares of Series A Redeemable Convertible Preferred Stock (the "Series A Preferred") for $3,665,000, or $.50 per share. In February 1998, the Company sold 8,000,000 shares of Series B Redeemable Convertible Stock (the "Series B Preferred") for $12,000,000, or $1.50 per share. In August and September 1998, the Company sold 16,666,667 shares of Series C Redeemable Convertible Preferred Stock (the "Series C Preferred") for $80,000,000, or $4.80 per share. The Series A Preferred,
Series B Preferred and the Series C Preferred (collectively, the "Preferred Stock") were convertible into common stock on a one for one basis. The holders of the Preferred Stock were entitled to the number of votes equal to the number of common shares that could be obtained upon conversion on the date of the vote and were entitled to a discretionary noncumulative dividend.

    Upon certain events, the holders of the Preferred Stock were entitled to have the Company redeem their shares at the original price paid per share, plus a 10% cumulative return less any dividends paid. In the event that the Preferred Stock had not been converted as of December 31, 2004,

                            STARMEDIA NETWORK, INC.

3. STOCKHOLDERS' (DEFICIT) EQUITY (CONTINUED) the holders of the Preferred Stock could elect to have the Company redeem their Preferred Stock for an amount equal to their original investment plus any dividends declared but unpaid.

    The Preferred Stock was converted into 31,996,667 shares common stocks on a one-for-one basis, upon the consummation of the IPO. No Preferred Stock dividends had been declared or paid. At December 31, 1998 and at the date of conversion, total cumulative dividends in arrears, that would be payable upon a liquidation, were approximately $4,233,000 and $8,499,000, respectively.

JUNIOR NON-VOTING CONVERTIBLE PREFERRED STOCK

    In connection with the PageCell International acquisition, the Company issued 58,140 shares of Series 1999A, Junior Non-Voting Convertible Preferred Stock (the "Series 1999A Preferred"). After the first anniversary date of the issue of the Series 1999A Preferred, the Series 1999A Preferred is convertible into common stock on a one for one basis subject to certain anti-dilution provisions, at any time at the option of the holder.

CONVERTIBLE SUBORDINATED NOTES

    In January 1998, the Company issued $4,000,000, 8% convertible subordinated notes due at the earlier of the closing of the Series B Preferred financing, or in July 1998. In August 1998 the Company issued $2,000,000 8% convertible subordinated notes due at the earlier of the closing of the Series C Preferred financing or on December 31, 1998. All amounts outstanding were repaid during 1998 in accordance with their terms.

WEBCAST

    As of June 30, 1999 Webcast had 7,237,500 shares of common stock outstanding. On July 1, 1999 Webcast Solutions issued 541,650 shares of
Series A Preferred Stock for $1.80 per share. The Series A Preferred Stock was convertible into Webcast Solutions common stock at $1.80 per share at any time. In connection with the Webcast Solutions Merger, all the outstanding Webcast Solutions common stock and Series A Preferred Stock were exchanged for 842,887 shares of the Company's common stock.

4. ACQUISITIONS

    In March 1999, the Company acquired all of the outstanding stock of Achei Internet Promotion Ltda., ("Achei") a Brazilian company in exchange for cash of $810,000.

    In April 1999, the Company acquired all of the outstanding stock of KD Sistemas de Informacao Ltda. ("KD Sistemas"), a Brazilian company, in exchange for a cash payment of $5,000,000 at closing, $320,000 paid during 1999, $568,000 payable in March 2000, and additional estimated cash payments of up to $7,700,000, in the aggregate, due in March 2000, 2001 and 2002 upon the achievement of certain performance targets (the "Earn-out"). As a portion of the Earn-out is contingent upon the continued employment of certain key individuals, the Company will record a portion of such payments as compensation expense, estimated to be $3,200,000, when and if such performance targets are met.

    In June 1999, the Company acquired all of the outstanding stock of Servicios Interactivos Limitada ("SIL") for 20,000 shares of the Company's common stock valued at $1,000,000.

                            STARMEDIA NETWORK, INC.

4. ACQUISITIONS (CONTINUED)
    In September 1999, the Company purchased substantially all of the assets of PageCell International Holdings, Inc. ("PageCell International"), a provider of advanced mobile technologies and services, in exchange for 174,418 shares of common stock and 58,140 shares of Series 1999A Junior Non-Voting Convertible Preferred Stock, (the "Equity Consideration") valued at approximately
$8.8 million at the closing date and additional Equity Consideration valued at up to $15,000,000 upon the achievement of certain quarterly performance related targets through December 2000.

    The Company accounted for the aforementioned acquisitions under the purchase method of accounting and the results of the operations have been included in the financial statements of the Company from the respective dates of acquisition. The excess purchase price over the fair value of the net assets acquired, including expenses incurred by the Company, has been recorded as goodwill. Goodwill resulting from such acquisitions of approximately $21,135,000 is being amortized using the straight-line method over three years.

    The following pro forma unaudited consolidated results of operations assumes the consummation of (i) the KD Sistemas acquisition as of the beginning of the respective periods, and (ii) the PageCell International acquisition as of May 31, 1998 (PageCell International's date of incorporation):

                                                                 YEAR ENDED DECEMBER 31
                                                              ----------------------------
                                                                  1998           1999
                                                              ------------   -------------
Revenues....................................................  $  6,475,000   $  20,719,000
Net loss....................................................  $(47,705,000)  $ (93,086,000)
Net loss available for common shareholders..................  $(52,241,000)  $ (97,352,000)
Basic and diluted net loss per share........................  $      (4.66)  $       (2.37)

    The effect of the Achei and SIL acquisitions were not included in the pro forma unaudited consolidated results of operations as they are not material.

    In May 1999, the Company acquired all of the outstanding stock of Wass Net, a company organized under the laws of Spain. Wass Net became a wholly-owned subsidiary of the Company and the Wass Net shareholders received 161.9 shares of the Company's common stock for each outstanding Wass Net share. Accordingly, the Company issued 1,133,334 shares of its common stock for all the outstanding shares of Wass Net stock. Wass Net is a Spanish-language online community offering e-mail, chat, classifieds, bulletin boards, home pages and search capabilities. In connection with the merger, Wass Net recorded a one-time charge of $773,000 for transaction costs and StarMedia recorded a one-time charge of $294,000 in transaction costs.

    In September 1999, Webcast Solutions merged with and into a newly formed wholly-owned subsidiary of the Company (the "Webcast Solutions Merger"). Under the terms of the Webcast Solutions Merger, 842,887 shares of the Company's common stock were issued in exchange for all of the outstanding Webcast Solutions common stock based on an exchange ratio of .1084 shares of the Company's common stock for each share of Webcast Solutions common stock. Webcast Solutions is a streaming media company focused on the global delivery of audio, video and other Internet-based interactive media. In connection with the Webcast Solutions Merger, the Company recorded a one-time charge of $546,000 in transaction costs.

                            STARMEDIA NETWORK, INC.

4. ACQUISITIONS (CONTINUED)
    The Wass Net acquisition and Webcast Solutions merger were each accounted for as a pooling of interests. Combined and separate results of StarMedia, Webcast Solutions and Wass Net during the periods preceding the merger were as follows:

                                                              WEBCAST
                                STARMEDIA      WASS NET      SOLUTIONS    INTERCOMPANY     COMBINED
                               ------------   -----------   -----------   ------------   ------------
Year Ended December 31, 1999
Revenues.....................  $ 19,601,000   $    11,000   $   499,000     $(22,000)    $ 20,089,000
Net Loss.....................  $(86,812,000)  $(1,459,000)  $(2,402,000)          --     $(90,673,000)

Year Ended December 31, 1998
Revenues.....................  $  5,329,000   $    21,000   $   411,000     $ (3,000)    $  5,758,000
Net Loss.....................  $(45,886,000)  $   (72,000)  $   (15,000)          --     $(45,973,000)

5. LOSS PER SHARE

    The following tables set forth the computation of basic and diluted earnings per share:

                                                                      YEAR ENDED
                                                                     DECEMBER 31
                                                      ------------------------------------------
                                                          1997           1998           1999
                                                      ------------   ------------   ------------
Numerator:
Net loss............................................  $ (3,525,000)  $(45,973,000)  $(90,673,000)
Preferred stock dividends and accretion.............      (185,000)    (4,536,000)    (4,266,000)
                                                      ------------   ------------   ------------
Numerator for basic and diluted loss per share--net
  loss available for common stockholders............  $ (3,710,000)  $(50,509,000)  $(94,939,000)
                                                      ============   ============   ============

Denominator:
Denominator for basic and dilutive loss per share--
  weighted average shares...........................    10,039,502     11,203,749     41,170,602
                                                      ============   ============   ============
Basic and diluted net loss per share................  $      (0.37)  $      (4.51)  $      (2.31)
                                                      ============   ============   ============

    Pro forma unaudited net loss per share assuming the conversion of the preferred stock at the beginning of the respective period was approximately $(1.09) and $(1.68) for the years ended December 31, 1998 and 1999, respectively.

    Diluted net loss per share does not include the effect of options to purchase 1,804,933, 6,131,933 and 11,860,970 shares of common stock at December 31, 1997, 1998 and 1999, respectively. Diluted net loss per share for the years ended December 31, 1997 and 1998 also does not include the effect of 7,330,000 and 31,996,667 shares of common stock issuable upon the conversion of Preferred Stock on an "as if converted" basis, respectively, as the effect of their inclusion is antidilutive during each period.

                            STARMEDIA NETWORK, INC.

6. STOCK OPTIONS

    In January 1997, the Company adopted the 1997 Stock Option Plan and, in July 1998, the company adopted the 1998 Stock Option Plan (collectively, the "Option Plans"). All options granted under the 1997 plan were cancelled, with the exception of options to purchase 2,000,000 shares. The 1998 Stock Option Plan provides for the authorization of 10,000,000 shares. In February 1999, an additional 7,000,000 shares were reserved for issuance pursuant to the 1998 Stock Option Plan. The Option Plans provide for the granting of incentive stock options and non-qualified stock options to purchase common stock to eligible participants. Options granted under the Option Plan are for periods not to exceed ten years. In July 1998, approximately 1,400,000 non-qualified options outstanding were exchanged for incentive stock options having generally equivalent terms as the non-qualified options.

    Options issued prior to February 1999 generally vest one-third after the first year of service and ratably each month over the next two years. Options issued beginning February 1999 generally vest one-fourth after the first year of service and ratably each month over the next three years. Certain options, including options to purchase 2,000,000 shares granted in April 1998, options to purchase 1,500,000 shares granted in December 1998, and options to purchase 2,000,000 shares granted in October 1999, were immediately vested.

    In connection with the granting of stock options in 1998 and the exchange of non-qualified options to incentive stock options, the Company recorded deferred compensation of approximately $19,087,000. In connection with the granting of stock options in 1999, the Company recorded additional deferred compensation of approximately $6,195,000. Deferred compensation is being amortized for financial reporting purposes over the vesting period of the options. The amount recognized as expense during the year ended December 31, 1998 and 1999 amounted to approximately $10,421,000 and $6,400,000 respectively.

    In connection with the Webcast Solutions Merger, all the Webcast Solutions options outstanding at the time of the merger were exchanged for options to purchase 101,132 shares of the Company's common stock at an exchange ratio of
 .1084 shares of the Company's common stock for each option outstanding.

    The following transactions occurred with respect to the Option Plans:

                                                                               WEIGHTED
                                                                               AVERAGE
                                                                SHARES      EXERCISE PRICE
                                                              -----------   --------------
Granted.....................................................    1,814,933       $ 0.42
Canceled....................................................      (10,000)         .50
                                                              -----------
Outstanding, December 31, 1997..............................    1,804,933          .42
Granted.....................................................    6,792,000          .78
Canceled....................................................   (2,085,000)         .50
Exercised...................................................     (380,000)         .12
                                                              -----------
Outstanding, December 31, 1998..............................    6,131,933          .81
Granted.....................................................    7,607,230        21.26
Canceled....................................................     (259,464)       16.65
Exercised...................................................   (1,618,729)        1.26
                                                              -----------       ------
Outstanding, December 31, 1999..............................   11,860,970       $13.50
                                                              ===========       ======

                            STARMEDIA NETWORK, INC.

6. STOCK OPTIONS (CONTINUED)
    The following table summarizes information concerning outstanding options at December 31, 1999:

                                                           OPTION OUTSTANDING
                                                  -------------------------------------
                                                                          WEIGHTED
                                                                      AVERAGE REMAINING     NUMBER
EXERCISE PRICE                                    NUMBER OUSTANDING   CONTRACTUAL LIFE    EXERCISABLE
--------------                                    -----------------   -----------------   -----------
$0.50...........................................       3,302,036            5.75           3,302,036
$1.60...........................................       2,073,834            6.00           2,073,834
$1.66...........................................          83,191            9.12               7,979
$5.64...........................................       1,521,159            9.16           1,521,159
$11.00..........................................         156,750            9.40             156,750
$15.00..........................................         234,500            9.19             234,500
$29.1875........................................       1,228,000            9.58             300,000
$29.6875........................................       2,217,000            9.83           2,000,000
$30.3125........................................         101,500            9.94                  --
$38.0000........................................         755,500            9.73              10,000
$38.6875........................................         133,300            9.67                  --
$48.1900........................................          54,200            9.56                  --
                                                      ----------                           ---------
                                                      11,860,970                           9,606,258
                                                      ==========                           =========

    The weighted average fair value of options granted during the years ended December 31, 1997, 1998 and 1999 was $0.19, $3.04 and $13.32, respectively.

    Pro forma information regarding net loss is required by SFAS No. 123 which also requires that the information be determined as if the Company has accounted for its stock options under the fair value method of the statement. The fair value for these options was estimated using the minimum value method prior to the Company's IPO and the Black-Scholes option pricing model thereafter with the following assumptions:

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                             1997           1998          1999
                                                         ------------   -------------   --------
Average risk-free interest rate........................  6.00%-6.40%    4.440%-5.70%     5.00%
Dividend yield.........................................     0.0%            0.0%         0.0%
Average life...........................................    5 years        5 years       5 years
Volatility.............................................      --              --           .70

    Because the determination of fair value of all options granted after the Company became a public entity include an expected volatility factor in addition to the factors described in the preceding paragraph, the above results may not be representative of future periods.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially

                            STARMEDIA NETWORK, INC.

6. STOCK OPTIONS (CONTINUED)
affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The Company's pro forma information is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                         1997           1998           1999
                                                      -----------   ------------   -------------
Pro forma net loss available to common
  stockholders......................................  $(3,710,000)  $(51,327,000)  $(136,827,000)
Pro forma basic and diluted loss per share..........  $     (0.37)  $      (4.58)  $       (3.32)

    In May 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees to purchase shares of common stock of the Company through payroll deductions at 85% of the fair market value during specific purchase periods, as defined. A total of 1,500,000 shares of common stock has been reserved for issuance under this plan. At December 31, 1999, 38,157 shares of common stock had been issued to employees for total proceeds of $487,000.

7. INCOME TAXES

    For US Federal income tax purposes, at December 31, 1999, the Company had net operating loss carryforwards of approximately $100,000,000 which expire from 2011 through 2019. A valuation allowance has been recognized to fully offset the deferred tax assets, after considering deferred tax assets, after considering the deferred tax liabilities and that the realization of the asset is not more likely than not.

    Significant components of the Company's deferred tax assets are as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1999
                                                              ------------   ------------
Federal net operating loss carryforwards....................  $ 12,422,000   $ 32,057,000
Depreciation and amortization...............................      (227,000)       322,000
Deferred rent...............................................        55,000        179,000
Other.......................................................        27,000        234,000
                                                              ------------   ------------
                                                                12,227,000     32,792,000
Valuation allowance.........................................   (12,277,000)   (32,792,000)
                                                              ------------   ------------
                                                              $         --   $         --
                                                              ============   ============

    The income tax provision of $231,000 is comprised of foreign income taxes.

                            STARMEDIA NETWORK, INC.

7. INCOME TAXES (CONTINUED)
    The effective income tax rate differs from the statutory rate as follows:

                                                                        YEAR ENDED
                                                                       DECEMBER 31
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Statutory rate..............................................    (34%)      (34%)      (34%)
Non deductible losses from foreign operation................     --          2         10
Permanent differences.......................................     --          8          2
Valuation allowance.........................................     33         23         22
Foreign Taxes...............................................     --         --          1
Other.......................................................      1          1         --
                                                                ---        ---        ---
Effective tax rate..........................................     --%        --%         1%
                                                                ===        ===        ===

8. LONG-TERM DEBT

    The Company entered into a $12 million credit line for the acquisition of computer equipment and furniture and fixtures. At December 31, 1999, approximately $4.0 million was outstanding under the credit line. Amounts outstanding are payable in monthly installments of principal and interest of approximately $170,000, bear interest at approximately 13.6% per annum and are secured by certain of the Company's computer equipment and furniture and fixtures. The credit line requires the Company to maintain at least $10,000,000 in cash and cash equivalents.

    At December 31, 1999, the aggregate amounts of long-term debt due during the next five years are as follows:

YEAR ENDING DECEMBER 31:
------------------------
2000........................................................  $1,602,000
2001........................................................   1,835,000
2002........................................................     545,000
                                                              ----------
                                                              $3,982,000
                                                              ==========

9. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1998         1999
                                                              ----------   -----------
Product and technology development..........................  $  490,000   $ 1,655,000
Sales and marketing.........................................   3,639,000     3,164,000
General and administrative..................................   1,155,000     1,927,000
Accrued fixed asset and intangible purchases................   1,059,000     5,068,000
Acquisitions related expenses and earn-outs.................          --     5,151,000
Other.......................................................     146,000       143,000
                                                              ----------   -----------
                                                              $6,489,000   $17,108,000
                                                              ==========   ===========

                            STARMEDIA NETWORK, INC.

10. COMMITMENTS

CAPITAL LEASE

    Included in computer equipment are assets acquired under a capital lease. The cost of such equipment as of December 31, 1998 and 1999 is approximately $335,000 and the related accumulated depreciation is approximately $51,000 and $176,000, respectively.

    Future minimum lease payments under the noncancelable capital lease as of December 31, 1999 are $58,000 including interest of $2,000, which are all due in 2000. In connection with the capital lease the Company has a letter of credit outstanding of approximately $140,000 at December 31, 1999.

OPERATING LEASES

    The Company rents office space under noncancelable lease agreements. The minimum annual rental commitments under noncancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 1999 are as follows:

YEAR ENDED
DECEMBER 31
-----------
2000........................................................  $ 4,357,000
2001........................................................    5,080,000
2002........................................................    4,522,000
2003........................................................    4,121,000
2004........................................................    4,266,000
Thereafter..................................................   35,538,000
                                                              -----------
                                                              $57,884,000
                                                              ===========

    Rent expense amounted to approximately $66,000, $392,000 and $1,633,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

11. RETIREMENT PLAN

    The Company has a 401(k) plan that covers its eligible domestic employees. The plan does not require a matching contribution by the Company.

12. SIGNIFICANT CUSTOMERS AND GEOGRAPHICAL CONCENTRATION

    For the year ended December 31, 1998, two customers each accounted for approximately 21% and 14% of the Company's total revenue.

    For the year ended December 31, 1997, three customers each accounted for approximately 36%, 23% and 16% of the Company's total revenue.

                         REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of StarMedia
Network, Inc., as of December 31, 1998 and 1999, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 28, 2000. Our audits also included the financial statement schedule listed in Item 14(d) of this Annual Report. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                           /S/ ERNST & YOUNG LLP

New York, New York
January 28, 2000

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                            STARMEDIA NETWORK, INC.

                 COL. A                     COL B.             COL. C               COL. D        COL. E
----------------------------------------  ----------   -----------------------   ------------   ----------
                                                              ADDITIONS
                                                       -----------------------
                                                                    CHARGED TO
                                          BALANCE AT   CHARGED TO     OTHER                     BALANCE AT
                                          BEGINNING    COSTS AND    ACCOUNTS--   DEDUCTIONS--      END
              DESCRIPTION                 OF PERIOD     EXPENSES     DESCRIBE      DESCRIBE     OF PERIOD
----------------------------------------  ----------   ----------   ----------   ------------   ----------
YEAR ENDED DECEMBER 31, 1999
  Reserves and allowances deducted from
    asset accounts:
    Allowance for uncollectible
      accounts..........................    $65,000     $393,000     $             $             $458,000

YEAR ENDED DECEMBER 31, 1998
  Reserves and allowances deducted from
    asset accounts:
    Allowance for uncollectible
      accounts..........................    $           $ 65,000     $             $             $ 65,000