Form 10-Q
period 2000-03-31
STARMEDIA NETWORK INC
filed 2000-05-12
CIK 1057334

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                                    1-15015
                       ---------------------------------

                            (COMMISSION FILE NUMBER)

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                            STARMEDIA NETWORK, INC.
                         ------------------------------

             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                         06-1461770
(State or Other Jurisdiction of Incorporation)        (I.R.S. Employer Identification Number)

                    29 WEST 36TH STREET, NEW YORK, NY 10018
                 ---------------------------------------------

              (Address of Principal Executive Offices) (Zip Code)

                                 (212) 548-9600
               --------------------------------------------------

              (Registrant's Telephone Number, Including Area Code)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes[X] No[ ]

    As of March 31, 2000, there were 65,109,898 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                                                                                      PAGE NO.
                                                                                      --------
PART I.  FINANCIAL INFORMATION

Item 1.                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        Condensed Consolidated Balance Sheets at March 31, 2000
                          (unaudited) and December 31, 1999.........................      2

                        Unaudited Condensed Consolidated Statements of Operations
                          for the three months ended March 31, 2000 and 1999........      3

                        Unaudited Condensed Consolidated Statement of Changes in
                          Stockholders' Equity for the three months ended March 31,
                          2000......................................................      4

                        Unaudited Condensed Consolidated Statements of Cash Flows
                          for the three months ended March 31, 2000 and 1999........      5

                        Notes to Unaudited Condensed Consolidated Financial
                          Statements................................................      6

Item 2.                 Management's Discussion and Analysis of Financial Condition      10
                          and Results of Operations.................................

Item 3.                 Quantitative and Qualitative Disclosures About Market
                          Risk......................................................     14

PART II.  OTHER INFORMATION

Item 1.                 Legal Proceedings...........................................     26

Item 2.                 Changes In Securities and Use of Proceeds...................     26

Item 3.                 Defaults upon Senior Securities.............................     26

Item 4.                 Submission of Matters to a Vote of Security Holders.........     26

Item 5.                 Other Information...........................................     26

Item 6.                 Exhibits and Reports on Form 8-K............................     26

Item 7.                 Signatures..................................................     26

                             FINANCIAL INFORMATION

                                     PART I

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31, 2000   DECEMBER 31, 1999
                                                              --------------   -----------------
                                                               (UNAUDITED)         (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 230,032,000      $ 274,089,000
  Account receivables, net..................................     11,959,000          7,575,000
  Other current assets......................................      5,200,000          5,506,000
                                                              -------------      -------------
    Total current assets....................................    247,191,000        287,170,000
                                                              -------------      -------------
Fixed assets, net...........................................     41,077,000         23,160,000
Intangible assets, net......................................      4,985,000          4,642,000
Goodwill, net...............................................     22,475,000         18,513,000
Other assets................................................     30,741,000         22,586,000
                                                              -------------      -------------
                                                              $ 346,469,000      $ 356,071,000
                                                              =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  11,791,000      $   7,535,000
  Accrued expenses..........................................     30,417,000         17,108,000
  Loan payable, current portion.............................      1,657,000          1,602,000
  Capital lease obligations, current portion................          7,000             58,000
  Deferred revenues.........................................      1,491,000            632,000
                                                              -------------      -------------
    Total current liabilities...............................     45,363,000         26,935,000

Long term liabilities.......................................      1,973,000          2,380,000
Deferred rent...............................................      1,448,000            395,000

Stockholders' equity:
  Preferred Stock, authorized 10,000,000 shares:
    Series 1999A Junior Non-Voting Convertible Preferred
      Stock, $.001 par value, 2,300,000 shares authorized,
      58,140 shares outstanding at March 31, 2000 and at
      December 31, 1999
    Common stock, $.001 par value, 200,000,000 shares
      authorized 65,109,898 and 64,151,283 shares
      outstanding at March 31, 2000 and December 31, 1999,
      respectively..........................................         65,000             64,000
  Additional paid-in capital................................    488,615,000        484,465,000
  Deferred compensation.....................................     (6,351,000)        (8,461,000)
  Other comprehensive loss..................................       (239,000)          (421,000)
  Accumulated deficit.......................................   (184,405,000)      (149,286,000)
                                                              -------------      -------------
Total stockholders' equity..................................    297,685,000        326,361,000
                                                              -------------      -------------
Total liabilities and stockholders' equity..................  $ 346,469,000      $ 356,071,000
                                                              =============      =============

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 2000   MARCH 31, 1999
                                                              --------------   --------------
Revenues....................................................   $ 10,056,000     $  1,594,000

Operating expenses:
  Product & technology development..........................     15,900,000        3,585,000
  Sales & marketing.........................................     18,587,000        9,660,000
  General & administration..................................      8,075,000        2,454,000
  Depreciation & amortization...............................      4,544,000          474,000
  Stock-based compensation expense..........................      1,212,000        1,417,000
                                                               ------------     ------------
Total operating expenses....................................     48,318,000       17,590,000
                                                               ------------     ------------
Loss from operations........................................    (38,262,000)     (15,996,000)
Interest income, net........................................      3,143,000          421,000
                                                               ------------     ------------
Net loss....................................................   $(35,119,000)    $(15,575,000)
Preferred stock dividends and accretion.....................             --       (2,541,000)
                                                               ------------     ------------
Net loss available to common shareholders...................   $(35,119,000)    $(18,116,000)
                                                               ============     ============
Basic and diluted net loss per common share.................   $      (0.54)    $      (1.47)
                                                               ============     ============
Number of shares used in computing basic and diluted net
  loss per share............................................     64,639,789       12,327,032
                                                               ============     ============

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

                            STARMEDIA NETWORK, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                         COMMON STOCK          PREFERRED STOCK
                                     ---------------------   -------------------     ADDITIONAL       ACCUMULATED      DEFERRED
                                       SHARES      AMOUNT     SHARES     AMOUNT    PAID-IN CAPITAL      DEFICIT      COMPENSATION
                                     ----------   --------   --------   --------   ---------------   -------------   ------------
Balance at December 31, 1999.......  64,151,283   $64,000     58,140      $ --      $484,465,000     $(149,286,000)  $(8,461,000)
Amortization of deferred
  compensation, net of
  cancellation.....................                                                     (898,000)                      2,110,000
Exercise of common stock options...     887,091     1,000                              1,686,000
Shares issued for acquisition of
  Ola Turista......................      71,524                                        3,362,000
Net loss for the period............                                                                    (35,119,000)
Translation adjustment.............
Comprehensive loss.................
                                     ----------   -------     ------      ----      ------------     -------------   -----------
Balance at March 31, 2000..........  65,109,898   $65,000     58,140      $ --      $488,615,000     $(184,405,000)  $(6,351,000)
                                     ==========   =======     ======      ====      ============     =============   ===========

                                         OTHER
                                     COMPREHENSIVE
                                         LOSS           TOTAL
                                     -------------   ------------
Balance at December 31, 1999.......    $(421,000)    $326,361,000
Amortization of deferred
  compensation, net of
  cancellation.....................                     1,212,000
Exercise of common stock options...                     1,687,000
Shares issued for acquisition of
  Ola Turista......................                     3,362,000
Net loss for the period............                   (35,119,000)
Translation adjustment.............      182,000          182,000
                                                     ------------
Comprehensive loss.................                   (34,937,000)
                                       ---------     ------------
Balance at March 31, 2000..........    $(239,000)    $297,685,000
                                       =========     ============

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 2000   MARCH 31, 1999
                                                              --------------   --------------
Operating activities
Net loss....................................................   $(35,119,000)    $(15,575,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      4,544,000          474,000
  Provision for bad debts...................................         19,000           81,000
  Amortization of deferred compensation.....................      1,212,000        1,417,000
  Deferred rent.............................................      1,053,000            4,000
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     (4,299,000)        (599,000)
    Other assets............................................     (2,032,000)      (1,841,000)
    Accounts payable and accrued expenses...................     16,575,000        3,902,000
    Deferred revenue........................................        798,000         (224,000)
                                                               ------------     ------------
      Net cash used in operating activities.................    (17,249,000)     (12,361,000)

Investing activities:
  Purchases of fixed assets.................................    (19,692,000)      (2,491,000)
  Intangible assets.........................................       (763,000)        (344,000)
  Other assets..............................................     (5,712,000)              --
  Cash paid for acquisitions................................     (2,091,000)        (882,000)
                                                               ------------     ------------
      Net cash used in investing activities.................    (28,258,000)      (3,717,000)

Financing activities:
  Issuance of common stock..................................      1,687,000           66,000
  Proceeds from issuance of long term debt..................             --        3,752,000
  Repayment of convertible subordinated notes...............             --         (110,000)
  Payments under long term debt.............................       (352,000)              --
  Payments under capital lease obligation...................        (51,000)         (54,000)
                                                               ------------     ------------
      Net cash provided by financing activities.............      1,284,000        3,654,000

Effect of exchange rate changes on cash and cash
  equivalents...............................................        166,000         (138,000)
                                                               ------------     ------------
Net decrease in cash........................................    (44,057,000)     (12,552,000)
Cash at beginning of period.................................    274,089,000       53,147,000
                                                               ------------     ------------
Cash at end of period.......................................   $230,032,000     $ 40,585,000
                                                               ============     ============
Supplemental disclosure of cash flow information
Interest paid...............................................   $    310,000     $         --
                                                               ============     ============

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

    The accompanying consolidated financial statements include the accounts of StarMedia Network, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All intercompany account balances and transactions have been eliminated in consolidation.

    The Company is the leading online network targeting Spanish- and Portuguese-speaking markets worldwide. The Company's network consists of interest-specific channels, extensive Web-based community features, sophisticated search capabilities and access to online shopping in Spanish and Portuguese. These channels cover topics of interest to Spanish- and Portuguese-speaking markets online, including local and regional news, business and sports. The Company promotes user affinity to the StarMedia community by providing Spanish- and Portuguese-language e-mail, chat rooms, instant messaging and personal homepages.

    The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

    The accompanying March 1999 condensed consolidated financial statements have been restated to reflect the May 1999 merger of Was Net, S.L and the September 1999 merger with Webcast Solutions, Inc., which were accounted for as poolings-of-interest.

2. ACQUISITIONS

OLA TURISTA LTDA.

    In February 2000, the Company acquired all of the issued and outstanding shares of Ola Turista Ltda. ("Ola Turista"), the owner of Guia SP and Guia RJ, leading culture and entertainment guides in the cities of Sao Paulo and Rio de Janeiro, in exchange for 71,524 shares of its common stock and $2,000,000 in cash. Ola Turista's portals provide users in the Sao Paulo and Rio de Janeiro metro areas searchable listings of restaurants, theaters, nightclubs, cinemas, and sports events. This acquisition has been accounted for under the purchase method of accounting.

    The following pro forma unaudited consolidated results of operations assumes the acquisition of KD Sistemas de Informacao Ltda. ("KD Sistemas") in
April 1999 and the acquisition of PageCell International Holdings, Inc. ("PageCell International") in September 1999 occurred as of January 1, 1999. The results of KD Sistemas and PageCell are included in the historical results of operations for the quarter ended March 31, 2000:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                             ------------------
                                                                    1999
                                                             ------------------
Revenues...................................................     $  2,224,000
Net loss...................................................     $(15,627,000)
Net loss available for common shareholders.................     $(18,168,000)
Basic and diluted net loss per share.......................     $      (1.45)

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

2. ACQUISITIONS (CONTINUED)
    The effects of the March 1999 acquisition of Achei Internet
Promotion, Ltda, the June 1999 acquisition of Servicios Interactivos Ltda, the November 1999 acquisition of Paisas.com and February 2000 acquisition of Ola Turista are not included in the pro forma unaudited consolidated results of operations as they are not material.

3. FOREIGN CURRENCY AND INTERNATIONAL OPERATIONS

FOREIGN CURRENCY AND INTERNATIONAL OPERATIONS

    The functional currency of the Company's active subsidiaries in Argentina, Brazil, Chile, Mexico, Spain and Colombia is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains and losses are deferred and accumulated as a component of stockholders' equity. The functional currency of the Company's subsidiaries in highly inflationary economies, Uruguay and Venezuela, is the U.S. dollar. Accordingly, for those subsidiaries that use U.S. dollars as the functional currency, monetary assets and liabilities are translated using the current exchange rate in effect at the period-end date, while nonmonetary assets and liabilities are translated at historical rates. Operations are generally translated at the weighted average exchange rate in effect during the period. The resulting foreign exchange gains and losses are recorded in the consolidated statement of operations. Revenues, net loss and total assets of the Company's foreign subsidiaries were $4,900,000, $10,500,000 and $33,000,000, respectively, as of and for the period ended March 31, 2000.

4. STOCKHOLDERS' EQUITY

COMMON STOCK

    In February, 2000, the Company issued 71,524 shares of its common stock in connection with its acquisition of Ola Turista, valued at approximately $3,362,000.

    During the three months ended March 31, 2000, the Company issued 887,091 shares of its common stock for $1,687,000 in connection with the exercise of stock options.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

5. LOSS PER SHARE

    The following tables sets forth the computation of basic and diluted earnings per share:

                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
Numerator:
Net loss.........................................  $(35,119,000)  $(15,575,000)
Preferred stock dividends and accretion..........            --     (2,541,000)
                                                   ------------   ------------
Numerator for basic and diluted loss per
  share--net loss available for common
  stockholders...................................  $(35,119,000)  $(18,116,000)
Denominator:
Denominator for basic and dilutive loss per
  share--weighted average shares.................    64,639,789     12,327,032
                                                   ------------   ------------
Basic and diluted net loss per share.............  $      (0.54)  $      (1.47)
                                                   ------------   ------------

    Diluted net loss per share does not include the effect of options to purchase 16,033,136 and 8,229,100 shares of common stock at March 31, 2000 and 1999, respectively.

6. STOCK OPTIONS

    In connection with the granting of stock options in 1999 and 1998 and the exchange of non-qualified options to incentive stock options, the Company recorded deferred compensation of approximately $25,282,000. Deferred compensation is adjusted quarterly for cancellations and is being amortized for financial reporting purposes over the vesting period of the options. The amount recognized as expense during the three month period ended March 31, 2000 was approximately $1,212,000.

7. LONG-TERM DEBT

    The Company has a $12 million credit line for the acquisition of computer equipment and furniture and fixtures. At March 31, 2000, approximately
$3.6 million was outstanding under the credit line. Amounts outstanding are payable in monthly installments of principal and interest of approximately $170,000, bear interest at approximately 13.6% per annum and are secured by certain of the Company's computer equipment and furniture and fixtures. The credit line requires the Company to maintain at least $10,000,000 in cash and cash equivalents.

8. RELATED PARTY TRANSACTIONS

    Revenues for the three months ended March 31, 2000 include approximately $698,000 from a related party.

9. COMPREHENSIVE LOSS

    Total comprehensive loss was $34,937,000 and $15,800,000 for the three month periods ended March 31, 2000 and 1999.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

10. SUBSEQUENT EVENT

    On April 6, 2000, the Company acquired all of the outstanding equity interests of Adnet, S. de R.L. de C.V., a leading search portal and Mexico's largest web directory in a transaction pursuant to a Stock Purchase Agreement, dated as of January 31, 2000. The Company paid $5.0 million in cash and issued 469,577 shares of common stock. Pursuant to the Agreement, the Company is obligated to pay additional consideration for Adnet in the form of common stock over the next five years subject to Adnet meeting certain revenue targets specified in the Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

    StarMedia Network is the leading Internet media company targeting Latin America and other Spanish- and Portuguese-speaking markets worldwide. The Company is committed to providing Spanish and Portuguese speakers with a complete selection of services and products that take full advantage of Internet technologies. StarMedia Network is the owner of 10 leading brands:
StarMedia.com, LatinRed, OpenChile, Panoramas.cl, Zeek!, Cade?, AdNet, Guia SP, Guia RJ, and Paisas.com. It also operates StarMedia Broadband, StarMedia Network's broadband services arm, and StarMedia Mobile, the Company's wireless division. Our page views have grown to 2.1 billion and our active e-mail accounts have reached approximately 3.3 million for the quarter ended March 31, 2000.

    In February 2000, the Company acquired all of the issued and outstanding shares of Ola Turista Ltda. ("Ola Turista"), the owner of Guia SP and Guia RJ, leading culture and entertainment guides in the cities of Sao Paulo and Rio de Janeiro in exchange for 71,524 shares of its common stock and $2,000,000 in cash. Ola Turista's portals provide users in the Sao Paulo and Rio de Janeiro metro areas searchable listings of restaurants, theaters, nightclubs, cinemas, and sports events. This acquisition has been accounted for under the purchase method of accounting.

                             RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUES

    Revenues increased to $10.1 million for the three months ended March 31, 2000 from $1.6 million for the three months ended March 31, 1999. The increase in revenues was primarily due to an increase in the volume of advertising impressions and sponsorships sold. During the three months ended March 31, 2000, we continued to:

    - expand our sales force;

    - increase the number of impressions available on our network by adding channels;

    - increase our marketing efforts; and

    - expand through acquisitions.

    In the three months ended March 31, 2000, we derived approximately $1.4 million, or 14% of total revenues, from reciprocal advertising arrangements. We do not receive any cash payments for these arrangements.

OPERATING EXPENSES

    PRODUCT AND TECHNOLOGY

    For the three months ended March 31, 2000, product and technology expenses increased to $15.9 million, or 157% of total revenues, from $3.6 million, or 225% of total revenues, for the three months ended March 31, 1999. The increase was primarily due to an increase of approximately $3.7 million related to staffing levels; approximately $3.1 million to enhance the content and features of the StarMedia network and approximately $1.1 million for additional costs of consultants, contracts, and fees.

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

    SALES AND MARKETING

    Sales and marketing expenses increased to $18.6 million, or 184% of total revenues, for the three months ended March 31, 2000 from $9.7 million, or 606% of total revenues, for the three months ended March 31, 1999. The increase in sales and marketing expenses was primarily attributable to higher personnel expenses, including sales commissions, of approximately $4.2 million, expansion of our advertising, public relations and other promotional expenditures related to an increase in our branding campaign of approximately $3.8 million. We expect sales and marketing expenses will continue to increase in absolute dollars.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased to $8.1 million, or 80% of total revenues, for the three months ended March 31, 2000, from $2.5 million, or 153% of total revenues, for the three months ended March 31, 1999. The increase in general and administrative expenses was primarily due to increased rental costs and office-related costs of approximately $1.6 million; increased salaries and related expenses associated with the hiring of additional personnel of approximately $1.4 million and additional taxes and insurance charges of approximately $1.0 million.

    We expect that we will incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of our business and our operation as a public company. Accordingly, we anticipate that general and administrative expenses will continue to increase in absolute dollars in future periods.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses increased to $4.5 million, or 45% of total revenues, for the three months ended March 31, 2000 from $474,000, or 30% of total revenues, for the three months ended March 31, 1999. The dollar increases were primarily attributable to the increase in fixed assets of approximately $21.4 million during 1999 and $2.6 million of goodwill amortization related to acquisitions in 1999 and 2000. We expect that depreciation and amortization expenses will continue to increase as we build the structure necessary to improve our products and acquire other businesses.

    STOCK-BASED COMPENSATION EXPENSE

    We recorded additional deferred compensation of $1.2 million during the three months ended March 31, 2000. The unamortized balance is being amortized over the vesting period for the individual options, which is typically three years for options issued earlier than February 1999 and generally four years for options issued since that date.

    INTEREST INCOME, NET

    Interest income, net includes income from our cash and investments. Net interest income increased to $3.1 million for the three months ended March 31, 2000 from $421,000 for the three months ended March 31, 1999. Interest income, net increased as a result of capital raised from the issuance of 3.7 million shares of preferred stock to a group of third party investors in April and May 1999, the initial public offering of shares of our common stock in May 1999 and the follow-on public offering of shares of our common stock in October 1999.

                        LIQUIDITY AND CAPITAL RESOURCES

    To date, we have primarily financed our operations through the sale of our equity securities. At March 31, 2000, we had $230.0 million in cash and cash equivalents, a decrease of $44.1 million from December 31, 1999.

    During the three months ended March 31, 2000, we used $17.2 million in operating activities, mostly related to our $35.1 million loss during the period, offset by an increase of $16.5 million of accounts payable and other accrued expenses, and by non-cash activities such as $4.5 million in depreciation and amortization and $1.2 million in charges related to stock option grants.

    For the three months ended March 31, 2000, we used $28.3 million in investing activities, including $19.7 million for fixed assets, and approximately $2.0 million in connection with an acquisition.

    Net cash provided by financing activities were $1.3 million and $3.7 million for the three months ended March 31, 2000 and 1999, respectively. Net cash provided by financing activities during the three months ended
March 31, 2000 consisted primarily of proceeds from the exercise of stock options. Net cash provided by financing activities during the three months ended March 31, 1999 consisted primarily of proceeds from issuance of long term debt.

    Our principal commitments consist of obligations outstanding under capital and operating leases. We expect our capital expenditures will increase significantly in the future as we make technological improvements to our systems and technical infrastructure.

    We have a $12.0 million credit line for the acquisition of computer equipment and furniture and fixtures. At March 31, 2000, approximately
$3.6 million was outstanding under the equipment line. Amounts outstanding are payable in monthly installments of principal and interest of approximately $170,000, bear interest at approximately 13.6% per annum and are secured by certain computer equipment and furniture and fixtures. The credit line requires us to maintain at least $10 million in cash and cash equivalents.

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

IMPACT OF YEAR 2000

    The Company has previously discussed the nature of its plans related to Year 2000 compliance. As a result of those planning efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The costs associated with Year 2000 compliance were nominal. The Company is not aware of any material problems resulting from Year 2000 issues, whether with its internal systems, or the services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year to ensure that any latent Year 2000 matters that may arise are addressed properly.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

WE HAVE NEVER MADE MONEY AND EXPECT OUR LOSSES TO CONTINUE.

    We have never been profitable. As of March 31, 2000, we had an accumulated deficit of approximately $184.4 million. We expect to continue to incur significant losses for the foreseeable future. Although our revenues have grown in recent quarters, our expenses have grown even faster and we expect to increase our spending significantly. Accordingly, we will need to generate significant revenues to achieve profitability. We may not be able to do so.

WE HAVE DERIVED A PORTION OF OUR REVENUES FROM RECIPROCAL ADVERTISING AGREEMENTS, WHICH DO NOT GENERATE CASH REVENUE.

    We derive a portion of our revenues from reciprocal advertising arrangements under which we exchange advertising space on our network predominantly for advertising space on television and radio stations, rather than cash payments. In the three months ended March 31, 2000, we derived approximately
$1.4 million, or 14% of revenues, from these arrangements. We expect that revenues from reciprocal advertising arrangements will continue to account for a portion of our revenues in the foreseeable future. Reciprocal advertising arrangements do not generate any cash revenues.

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

    - technical difficulties or system downtime resulting from the developing-telecommunications infrastructure in Latin America;

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

    As a result, advertisers have historically spent less in the first calendar quarter. We believe that these seasonal trends may continue to affect our results of operations. If our expenses increase during these periods, we may not generate sufficient revenue to offset these expenses.

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

THE LOSS OF ONE OF OUR TOP ADVERTISERS COULD SIGNIFICANTLY REDUCE OUR ADVERTISING REVENUE AND MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

    In the three months ended March 31, 2000, our top 5 advertisers accounted for approximately 29% of our total revenues. Our top 10 advertisers accounted for approximately 41% of our total revenues. Our business, results of operations and financial condition could be materially and adversely affected by the loss of one or more of our top advertisers. If we do not attract additional advertisers, our business, financial condition and results of operations could be materially adversely affected.

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

WE RELY ON THIRD PARTIES FOR OUR CONTENT WHO MAY MAKE THEIR CONTENT AVAILABLE TO OUR COMPETITORS.

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

WE ARE CONTROLLED BY A SMALL GROUP OF OUR EXISTING STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER STOCKHOLDERS.

    Our directors, executive officers and affiliates currently beneficially own a substantial percentage of the outstanding shares of our common stock. Accordingly, they will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders.

PART II--OTHER INFORMATION

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

    NONE

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

Date: May 12, 2000                                     STARMEDIA NETWORK, INC.

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