Form 10-Q
period 2000-06-30
STARMEDIA NETWORK INC
filed 2000-08-14
CIK 1057334

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

                                    1-15015
                            (COMMISSION FILE NUMBER)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                            STARMEDIA NETWORK, INC.

             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                              06-1461770
                (State or Other                                       (I.R.S. Employer
        Jurisdiction of Incorporation)                             Identification Number)

                      75 VARICK STREET, NEW YORK, NY 10013

           (Address of Principal Executive Offices)       (Zip Code)

                                 (212) 905-8200

              (Registrant's Telephone Number, Including Area Code)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    As of June 30, 2000, there were 65,818,853 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                          PAGE NO.
Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets at June 30, 2000
         (unaudited) and December 31, 1999...........................      3

         Condensed Consolidated Statements of Operations for the
         three months and six months ended June 30, 2000 and the
         three months ended June 30, 1999 (unaudited) and Condensed
         Consolidated Statement of Operations for the six months
         ended June 30, 1999.........................................      4

         Unaudited Condensed Consolidated Statement of Changes in
         Stockholders' Equity for the six months ended June 30,
         2000........................................................      5

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the six months ended June 30, 2000 (unaudited) and
         1999........................................................      6

         Notes to Unaudited Condensed Consolidated Financial
         Statements..................................................      7

         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................     10

         Quantitative and Qualitative Disclosures About Market
Item 3.  Risk........................................................     15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     27

Item 2.  Changes In Securities and Use of Proceeds...................     27

Item 3.  Defaults upon Senior Securities.............................     27

Item 4.  Submission of Matters to a Vote of Security Holders.........     27

Item 5.  Other Information...........................................     27

Item 6.  Exhibits and Reports on Form 8-K............................     27

Item 7.  Signatures..................................................     28

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30, 2000   DECEMBER 31, 1999
                                                              -------------   -----------------
                                                               (UNAUDITED)        (AUDITED)
                                            ASSETS

Current assets:
  Cash and cash equivalents.................................  $169,878,000      $274,089,000
  Account receivables, net..................................    12,315,000         7,575,000
  Other current assets......................................    15,656,000         5,506,000
                                                              ------------      ------------
  Total current assets......................................   197,849,000       287,170,000
Fixed assets, net...........................................    51,423,000        23,160,000
Intangible assets, net......................................     4,974,000         4,642,000
Goodwill, net...............................................    41,777,000        18,513,000
Other assets................................................    35,475,000        22,586,000
                                                              ------------      ------------
                                                              $331,498,000      $356,071,000
                                                              ============      ============
                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 14,961,000      $  7,535,000
  Accrued expenses..........................................    38,744,000        17,108,000
  Loan payable, current portion.............................     1,715,000         1,602,000
  Capital lease obligations, current portion................            --            58,000
  Deferred revenues.........................................     1,273,000           632,000
                                                              ------------      ------------
  Total current liabilities.................................    56,693,000        26,935,000

Long term liabilities:
  Loan Payable long term....................................     1,515,000         2,380,000
  Deferred rent.............................................     2,546,000           395,000

Stockholders' equity:
  Preferred Stock, authorized 10,000,000 shares: Series
    1999A Junior Non-Voting Convertible Preferred Stock,
    $.001 par value, 2,300,000 shares authorized, 58,140
    shares outstanding at June 30, 2000 and December 31,
    1999....................................................
  Common stock, $.001 par value, 200,000,000 shares
    authorized shares 65,818,853 and 64,151,283 shares
    outstanding at June 30, 2000 and December 31, 1999,
    respectively............................................        66,000            64,000
  Additional paid-in capital                                   504,958,000       484,465,000
  Deferred compensation.....................................    (5,136,000)       (8,461,000)
  Other comprehensive loss..................................      (758,000)         (421,000)
  Accumulated deficit.......................................  (228,386,000)     (149,286,000)
                                                              ------------      ------------
Total stockholders' equity..................................   270,744,000       326,361,000
                                                              ============      ============
Total liabilities and stockholders' equity..................  $331,498,000      $356,071,000
                                                              ============      ============

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                         -----------------------------   -----------------------------
                                         JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                         -------------   -------------   -------------   -------------
                                          (UNAUDITED)     (UNAUDITED)     (UNAUDITED)      (AUDITED)
Revenues...............................  $ 13,764,000    $  3,880,000    $ 23,820,000    $  5,474,000

Operating expenses:
  Product & technology development.....    19,458,000       6,434,000      35,358,000      10,019,000
  Sales & marketing....................    22,274,000      13,266,000      40,861,000      22,926,000
  General & administration.............     7,702,000       3,188,000      15,777,000       5,642,000
  Non-recurring merger charges.........            --       1,023,000              --       1,023,000
  Depreciation & amortization..........     7,289,000       1,170,000      11,833,000       1,644,000
  Stock-based compensation expense.....     1,108,000       1,595,000       2,320,000       3,012,000
                                         ------------    ------------    ------------    ------------
  Total operating expenses.............    57,831,000      26,676,000     106,149,000      44,266,000
                                         ------------    ------------    ------------    ------------
Loss from operations...................   (44,067,000)    (22,796,000)    (82,329,000)    (38,792,000)
Interest income........................     3,330,000         945,000       6,793,000       1,404,000
Interest expense.......................      (364,000)       (231,000)       (684,000)       (269,000)
Loss in unconsolidated subsidiary......    (2,500,000)             --      (2,500,000)             --
Other expenses.........................      (373,000)             --        (373,000)             --
                                         ------------    ------------    ------------    ------------
Net loss before provision for income
  taxes................................   (43,974,000)    (22,082,000)    (79,093,000)    (37,657,000)
Provision for income taxes.............        (7,000)             --          (7,000)
                                         ------------    ------------    ------------    ------------
Net loss...............................   (43,981,000)    (22,082,000)    (79,100,000)    (37,657,000)
Preferred stock dividends and
  accretion............................            --      (1,725,000)             --      (4,266,000)
                                         ------------    ------------    ------------    ------------
Net loss available to common
  shareholders.........................  $(43,981,000)   $(23,807,000)   $(79,100,000)   $(41,923,000)
                                         ============    ============    ============    ============
Basic and diluted net loss per common
  share................................  $      (0.67)   $      (0.76)   $      (1.21)   $      (1.91)
                                         ============    ============    ============    ============
Number of shares used in computing
  basic and diluted net loss per
  share................................    65,706,679      31,187,100      65,173,234      21,927,102
                                         ============    ============    ============    ============

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

                            STARMEDIA NETWORK, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                     COMMON STOCK          PREFERRED STOCK       ADDITIONAL
                                                 ---------------------   --------------------     PAID-IN       ACCUMULATED
                                                   SHARES      AMOUNT     SHARES     AMOUNT       CAPITAL         DEFICIT
                                                 ----------   --------   --------   ---------   ------------   -------------
Balance at December 31, 1999...................  64,151,283   $64,000     58,140    $      --   $484,465,000   $(149,286,000)
Deferred compensation related to stock options,
  net of cancellations.........................                                                   (1,005,000)
Amortization of deferred compensation..........
Exercise of common stock options...............   1,073,153     1,000                              2,410,000
Employee Stock Purchase Plan...................      53,316        --                                728,000
Shares issued for acquisition of Ola Turista...      71,524                                        3,362,000
Shares issued for acquisition of Adnet.........     469,577     1,000                             14,998,000
Net loss for the period........................                                                                  (79,100,000)
Translation adjustment.........................
Comprehensive loss.............................
                                                 ----------   -------     ------    ---------   ------------   -------------

Balance at June 30, 2000.......................  65,818,853   $66,000     58,140    $      --   $504,958,000   $(228,386,000)
                                                 ==========   =======     ======    =========   ============   =============

                                                                      OTHER
                                                   DEFERRED       COMPREHENSIVE
                                                 COMPENSATION         LOSS             TOTAL
                                                 ------------   -----------------   ------------
Balance at December 31, 1999...................  $(8,461,000)   $        (421,000)  $326,361,000
Deferred compensation related to stock options,
  net of cancellations.........................    1,005,000                                  --
Amortization of deferred compensation..........    2,320,000                           2,320,000
Exercise of common stock options...............                                        2,411,000
Employee Stock Purchase Plan...................                                          728,000
Shares issued for acquisition of Ola Turista...                                        3,362,000
Shares issued for acquisition of Adnet.........                                       14,999,000
Net loss for the period........................                                      (79,100,000)
Translation adjustment.........................                          (337,000)      (337,000)
                                                                                    ------------
Comprehensive loss.............................                                      (79,437,000)
                                                 -----------    -----------------   ------------
Balance at June 30, 2000.......................  $(5,136,000)   $        (758,000)  $270,744,000
                                                 ===========    =================   ============

      See notes to Unaudited Condensed Consolidated Financial Statements.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                              -----------------------------
                                                              JUNE 30, 2000   JUNE 30, 1999
                                                              -------------   -------------
Operating activities
Net loss....................................................  $(79,100,000)   $(37,657,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................    11,833,000       1,643,000
  Provision for bad debts...................................       225,000         179,000
  Amortization of deferred compensation.....................     2,320,000       3,012,000
  Stock option issued for service...........................            --          31,000
  Deferred rent.............................................     2,151,000           2,000
  Transaction expenses related to Wass Net, S. L............            --         732,000
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (4,194,000)     (1,851,000)
    Other assets............................................    (9,442,000)     (1,261,000)
    Accounts payable and accrued expenses...................    23,173,000       3,081,000
    Deferred revenue........................................       588,000         128,000
                                                              ------------    ------------
Net cash used in operating activities.......................   (52,446,000)    (31,961,000)

Investing activities:
    Purchases of fixed assets...............................   (33,244,000)     (6,044,000)
    Intangible assets.......................................    (1,209,000)       (360,000)
    Other assets............................................   (12,213,000)     (4,000,000)
    Cash paid for acquisitions..............................    (7,527,000)     (4,711,000)
                                                              ------------    ------------
Net cash used in investing activities.......................   (54,193,000)    (15,115,000)

Financing activities:
    Issuance of common stock................................     3,139,000     154,458,000
    Proceeds from issuance of long term debt................            --       5,074,000
    Repayment of convertible subordinated notes.............            --        (369,000)
    Loans from stockholders.................................            --         122,000
    Payments under long term debt...........................      (752,000)             --
    Payments under capital lease obligation.................       (58,000)       (110,000)
                                                              ------------    ------------
Net cash provided by financing activities...................     2,329,000     159,175,000

Effect of exchange rate changes on cash and cash
  equivalents...............................................        99,000        (527,000)
                                                              ------------    ------------
Net (decrease)/increase in cash.............................  (104,211,000)    111,572,000
Cash at beginning of period.................................   274,089,000      53,147,000
                                                              ------------    ------------
Cash at end of period.......................................  $169,878,000    $164,719,000
                                                              ============    ============

Supplemental disclosure of cash flow information
Interest paid...............................................  $    674,000    $     66,000
                                                              ============    ============
Income taxes paid...........................................  $         --    $         --
                                                              ============    ============

       See notes to Unaudited Condensed Consolidated Financial Statements

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

    The accompanying consolidated financial statements include the accounts of StarMedia Network, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All intercompany account balances and transactions have been eliminated in consolidation.

    The Company is the leading online network targeting Spanish- and Portuguese-speaking markets worldwide. The Company's network consists of interest-specific channels, extensive Web-based community features, sophisticated search capabilities and access to online shopping in Spanish and Portuguese. These channels cover topics of interest to Spanish- and Portuguese-speaking markets online, including local and regional news, business and sports. The Company promotes user affinity to the StarMedia community by providing, among other services, Spanish- and Portuguese-language e-mail, chat rooms, instant messaging and personal homepages.

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

    The accompanying June 1999 condensed consolidated financial statements have been restated to reflect the May 1999 merger with WassNet, S.L. ("WassNet") and the September 1999 merger with Webcast Solutions, Inc., which were accounted for as poolings-of-interest.

2.  ACQUISITIONS

OLA TURISTA LTDA.

    In February 2000, the Company acquired all of the shares of Ola
Turista Ltda. ("Ola Turista"), the owner of Guia SP and Guia RJ, leading culture and entertainment guides in the cities of Sao Paulo and Rio de Janeiro in exchange for 71,524 shares of its common stock and $2,000,000 in cash. Ola Turista's portals provide users in the Sao Paulo and Rio de Janeiro metro areas searchable listings of restaurants, theaters, nightclubs, cinemas and sports events. Other offerings include columns on issues of interest to the region such as sporting, fitness, psychology, and a special teen area. This acquisition has been accounted for under the purchase method of accounting.

ADNET, S. DE R.L. DE C.V.

    In April 2000, the Company acquired all of the outstanding equity interests of Adnet. S. de R.L. de C.V. ("Adnet"), a leading Mexican search portal and Mexico's largest web directory in a transaction pursuant to a Stock Purchase Agreement, dated as of January 31, 2000. The Company paid $5.0 million in cash and issued 469,577 shares of common stock to acquire all of the outstanding equity of Adnet. This acquisition has been accounted for under the purchase method of accounting.

    The following pro forma unaudited consolidated result of operations assumes the consummation, of the April 1999 acquisition of KD Sistemas de
Informacao Ltda., the September 1999 acquisition of

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 2000 (CONTINUED)

PageCell International Holdings, Inc., the February 2000 acquisition of Ola Turista and the April 2000 acquisition of Adnet S. de R. L. de CV as of the beginning of the respective periods:

                                                        SIX MONTHS ENDED
                                                             JUNE 30
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
Revenues.........................................  $ 25,321,000   $  6,575,000
Net loss.........................................  $(80,053,000)  $(41,540,000)
Net loss available for common shareholders.......  $(80,053,000)  $(45,806,000)
Basic and diluted net loss per share.............  $      (1.22)  $      (2.02)

    The effects of the March 1999 acquisition of Achei Internet
Promotion, Ltda. the June 1999 acquisition of Servicios Interactivos Ltda., and the November 1999 acquisition of Paisas.com are not included in the pro forma unaudited consolidated results of operations as they are not material.

3. FOREIGN CURRENCY AND INTERNATIONAL OPERATIONS

    The functional currency of the Company's active subsidiaries in Argentina, Brazil, Chile, Mexico, Spain and Colombia is the local currency in each nation. The financial statements of these subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains and losses are deferred and accumulated as a component of stockholders' equity. The functional currency of the Company's subsidiaries in the highly inflationary economies of Uruguay and Venezuela, is the U.S. dollar. Accordingly, for those subsidiaries that use U.S. dollars as the functional currency, monetary assets and liabilities are translated using the current exchange rate in effect at the period-end date, while nonmonetary assets and liabilities are translated at historical rates. Operations are generally translated at the weighted average exchange rate in effect during the period. The resulting foreign exchange gains and losses are recorded in the consolidated statement of operations. Revenues, net loss and total assets of the Company's foreign subsidiaries were $7,183,000, $22,186,000 and $50,295,000, respectively, as of and for the six months ended June 30, 2000.

4. STOCKHOLDERS' EQUITY

COMMON STOCK

    In February 2000, the Company issued 71,524 shares of its common stock in connection with its acquisition of Ola Turista, valued at approximately $3,362,000.

    In April 2000, the Company issued 469,577 shares of its common stock in connection with its acquisition of Adnet, S. de R.L. de C.V., valued at approximately $14,999,000.

    During the six months ended June 30, 2000, the Company issued 1,126,469 shares of its common stock for approximately $3,139,000 in connection with the exercise of stock options and pursuant to the Employees Stock Purchase Plan.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 2000 (CONTINUED)

5. LOSS PER SHARE

    The following tables sets forth the computation of basic and diluted earnings per share:

                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   JUNE 30                       JUNE 30
                                         ---------------------------   ---------------------------
                                             2000           1999           2000           1999
                                         ------------   ------------   ------------   ------------
Numerator:
Net loss...............................   (43,981,000)   (22,082,000)   (79,100,000)   (37,657,000)
Preferred stock dividends and
  accretion............................            --     (1,725,000)            --     (4,266,000)
                                         ------------   ------------   ------------   ------------
Numerator for basic and diluted loss
  per share net loss available for
  common stockholders..................  $(43,981,000)  $(23,807,000)  $(79,100,000)  $(41,923,000)
                                         ============   ============   ============   ============

Denominator:
Denominator for basic and dilutive loss
  per share--weighted average shares...    65,706,679     31,187,100     65,173,234     21,927,102
                                         ------------   ------------   ------------   ------------
Basic and diluted net loss per share...  $      (0.67)  $      (0.76)  $      (1.21)  $      (1.91)
                                         ============   ============   ============   ============

    Diluted net loss per share does not include the effect of options to purchase 16,072,000 and 7,214,000 shares of common stock at June 30, 2000 and 1999, respectively.

6. STOCK OPTIONS

    In connection with the granting of stock options in 1999 and 1998 and the exchange of non-qualified options to incentive stock options, the Company recorded deferred compensation of approximately $25,282,000. Deferred compensation is adjusted quarterly for cancellations and is being amortized for financial reporting purposes over the vesting period of the options. The amount recognized as expense during the three and six month periods ended June 30, 2000 were approximately $1,108,000 and $2,320,000 respectively.

7. LONG-TERM DEBT

    The Company has a $12.0 million credit line for the acquisition of computer equipment and furniture and fixtures. At June 30, 2000, approximately
$3.2 million was outstanding under the credit line. Amounts outstanding are payable in monthly installments of principal and interest of approximately $170,000, bear interest at approximately 13.6% per annum and are secured by certain of the Company's computer equipment and furniture and fixtures. The credit line requires the Company to maintain at least $10.0 million in cash and cash equivalents at all times.

8. RELATED PARTY TRANSACTIONS

    Revenue for the three and six months ended June 30, 2000 includes approximately $1,309,000 and $2,008,000 respectively from a related party.

9. COMPREHENSIVE LOSS

    Total comprehensive loss was $44,500,000 and $79,437,000 for the three and six month periods ended June 30, 2000 and $22,145,000 and $37,945,000 for the three and six month periods ended June 30, 1999.

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

    Overview

    StarMedia Network, Inc. ("StarMedia Network" or the "Company") was incorporated in Delaware in March 1996. We commenced operations in September 1996 and launched the StarMedia network in December 1996. In
May 1999, we completed the initial public offering of our common stock for aggregate net proceeds of approximately $110.4 million and in October 1999 we completed a follow-on public offering of our common stock for aggregate net proceeds of approximately $192.1 million.

    StarMedia Network is the leading Internet media company targeting Spanish- and Portuguese-speaking audiences worldwide. The Company is committed to providing Spanish and Portuguese speakers with a complete selection of services and products that take full advantage of Internet technologies. StarMedia Network is the owner of 10 leading brands: StarMedia.com, LatinRed, OpenChile, Panoramas.cl, Zeek!, Cade?, AdNet, Guia SP, Guia RJ and Paisas.com. It also operates StarMedia Broadband, StarMedia Network's broadband services arm, and StarMedia Mobile, the Company's wireless division. Our page views have grown to
2.7 billion and our active e-mail accounts have reached approximately
4.4 million for the quarter ended June 30, 2000.

    Unique user and page view figures have been audited by ABC Interactive, in compliance with Internet Advertising Bureau ("IAB") standards. ABC Interactive is the interactive auditing unit of the Audit Bureau of Circulations ("ABC") that provides online auditing services for leading Internet companies worldwide.

    In February 2000, the Company acquired all of the shares of Ola
Turista Ltda. ("Ola Turista"), the owner of Guia SP and Guia RJ, leading culture and entertainment guides in the cities of Sao Paulo and Rio de Jeneiro in exchange for 71,524 shares of its common stock and $2,000,000 cash. Ola Turista's portals provide users in the Sao Paulo and Rio de Janeiro metro areas searchable listings of restaurants, theaters, nightclubs, cinemas, and sports events. Other offerings include columns on issues of interest to the region such as sports, fitness, psychology, and a special teen area. We accounted for this acquisition under the purchase method of accounting.

    In April 2000, the company acquired all of the outstanding equity interests of Adnet, a leading search portal and Mexico's largest web directory in exchange for 469,577 shares of common stock and $5,000,000 in cash. We accounted for this acquisition under the purchase method of accounting.

                             RESULTS OF OPERATIONS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

REVENUE

    Revenues increased to $13.8 million for the three months ended June 30, 2000 from $3.9 million, for the three months ended June 30, 1999. Revenues increased to $23.8 million for the six months ended June 30, 2000 from $5.5 million for the six months ended June 30, 1999. The increase in revenues was primarily due to an increase in the volume of revenue-producing advertising impressions and sponsorships. During 2000, we continued to:

    - expand our sales force;

    - increase the number of impressions available on our network;

    - increase our marketing efforts; and

    - expand through acquisitions.

    For the three months ended June 30, 1999 and 2000, no single advertiser accounted for more than 10% of our revenue. For the three months ended June 30, 1999, our top five advertisers accounted for 31% of our revenue. For the three months ended June 30, 2000, our top five advertisers accounted for 23% of our revenue.

    For the six months ended June 30, 1999 and 2000, no single advertiser accounted for more than 10% of our revenue. For the six months ended June 30, 1999, our top five advertisers accounted for 34% of our revenue. For the six months ended June 30, 2000, our top five advertisers accounted for 24% of our revenue.

OPERATING EXPENSES

PRODUCT AND TECHNOLOGY

    Product and technology expenses increased to $19.5 million, or 141% of total revenues, for the three months ended June 30, 2000, from $6.4 million, or 166% of total revenues, for the three months ended June 30, 1999. This increase was primarily due to an increase of approximately $7.3 million in expenses related to additional staffing levels required to support the StarMedia network and related systems, increased hosting costs of approximately $1.8 million and approximately $1.9 million in expenses to enhance the content and features of the StarMedia network. For the six months ended June 30, 2000, product and technology expenses increased to $35.4 million, or 148% of total revenues, from $10.0 million, or 183% of total revenues, for the six months ended June 30, 1999. This increase was primarily due to an increase of approximately
$12.4 million related to staffing levels, approximately $3.5 million to enhance the content and features of the StarMedia network, increased hosting costs of approximately $4.9 million and additional costs related to consultants, contracts, and fees of $1.8 million.

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

SALES AND MARKETING

    Sales and marketing expenses increased to $22.3 million, or 162% of total revenues, for the three months ended June 30, 2000, from $13.3 million, or 342% of total revenues, for the three months ended June 30, 1999. Sales and marketing expense increased to $40.9 million, or 172% of total revenues, for the six months ended June 30, 2000 from $22.9 million, or 419% of total revenues, for the six months ended June 30, 1999. This increase in sales and marketing expenses was primarily attributable to higher personnel expenses, including sales commissions, of approximately $6.1 million, expansion of our advertising, public relations and other promotional expenditures related to an increase in our branding campaign of approximately $9.2 million. We expect sales and marketing expenses will continue to increase in absolute dollars.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased to $7.7 million, or 56% of total revenues, for the three months ended June 30, 2000, from $3.2 million, or 82% of total revenues, for the three months ended June 30, 1999. The increase in general and administrative expenses was primarily due to additional salary and related charges of $1.1 million and additional rent and related costs of $1.6 million to support the growth of our business. General and administrative expenses increased to $15.8 million, or 66% of total revenues, for the six months ended June 30, 2000, from $5.6 million, or 103% of total revenues, for the six months ended June 30, 1999. The increase in general and administrative expenses was primarily due to increased salaries and related expenses associated with the hiring of additional personnel of approximately $3.3 million, additional rental costs of approximately $3.2 million, additional professional fees and consulting charges of $1.0 million and additional business taxes and insurance of $900,000. Non-recurring merger charges of $1.0 million for the three and six months ended June 30, 1999 were incurred as part of the merger with WassNet.

    We expect that we will incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of our business and our operation as a public company. Accordingly, we anticipate that general and administrative expenses will continue to increase in absolute dollars in future periods.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses increased to $7.3 million, or 53% of total revenues, for the three months ended June 30, 2000, from $1.2 million, or 30% of total revenues, for the three months ended June 30, 1999. Depreciation and amortization expenses increased to $11.8 million, or 50% of total revenues, in the six months ended June 30, 2000 from $1.6 million, or 30% of total revenues, for the six months ended June 30, 1999. The dollar increases were primarily attributable to the increase in fixed assets of approximately
$33.2 million in the six months ended June 30, 2000 and $6.1 million during the six months ended June 30, 1999 and goodwill amortization expense of $3.7 million and $5.8 million in the three months and six months ended June 30, 2000, respectively, related to acquisitions. We expect that depreciation and amortization expenses will continue to increase as we build the structure necessary to improve StarMedia's product and acquire other businesses.

STOCK-BASED COMPENSATION EXPENSE

    Of the cumulative deferred compensation amount, $2.3 million was recorded as an expense during the six months ended June 30, 2000 and $1.1 million was recorded as expense in the three months ended June 30, 2000. The unamortized balance is being amortized over the vesting period for the individual options, which is typically three years for options issued prior to February 1999 and four years for options issued thereafter.

INTEREST INCOME, NET

    Interest income, net includes income from our cash and investments. Net interest income increased from $700,000 in the three months ended June 30, 1999 to $3.0 million for the three months ended June 30, 2000. Net interest income increased from $1.1 million for the six months ended June 30, 1999 to $6.1 million for the six months ended June 30, 2000. Interest income increased as a result of capital raised from the issuance of 3,727,272 shares of common stock to a group of third party investors in April and May 1999, and the initial public offering of shares of our common stock in May 1999 and the follow-on public offering of shares of our common stock in October 1999.

                        LIQUIDITY AND CAPITAL RESOURCES

    To date, we have primarily financed our operations through the sale of our equity securities. At June 30, 2000, we had $169.9 million in cash and cash equivalents, a decrease of $104.2 million from December 31, 1999.

    In the six months ended June 30, 2000, we used $52.4 million in operating activities, substantially related to our $79.1 million loss during the period, which included non-cash activities such as $11.8 million in depreciation and amortization and $2.3 million in non-cash charges related to stock option grants and $2.2 million of deferred rent.

    For the six months ended June 30, 2000, we used $54.2 million in investing activities, including $33.2 million for fixed assets, $12.2 million for investments and other long-term assets and $7.5 million in connection with acquisitions and related costs.

    Net cash provided by financing activities were $2.3 million and $159.2 million for the six months ended June 30, 2000 and 1999, respectively. Net cash provided by financing activities during the six months ended June 30, 2000 consisted of proceeds from the exercise of stock options and the sale of stock under our Employee Stock Purchase Plan offset by long-term debt payments. Net proceeds during the six months ended June 30, 1999 consisted primarily of proceeds from issuance of common stock.

    We have a $12.0 million credit line for the acquisition of computer equipment and furniture and fixtures. At June 30, 2000, approximately
$3.2 million was outstanding under the equipment line. Amounts outstanding are payable in monthly installments of principal and interest of approximately $170,000, bear interest at approximately 13.6% per annum and are secured by certain computer equipment and furniture and fixtures. The terms of the credit line requires us to maintain at least $10 million in cash and cash equivalents at all times.

    We have entered into an agreement with AT&T Global Network Services, formerly IBM Global Network, under which we can offer Internet access services in Argentina, Brazil, Chile, Colombia and Mexico. Under the agreement, we were obligated to pay AT&T certain minimum amounts. Subsequently, this agreement has been assigned to Gratis1 with StarMedia providing AT&T a $2.8 million Letter of Credit.

    Our principal commitments consist of obligations outstanding under capital and operating leases. We expect that our capital expenditures will increase significantly in the future as we make technological improvements to our system and technical infrastructure and make acquisitions.

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

                        RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes an accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of Effective Date of FASB Statement No. 133", which deferred the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The statement is not expected to affect us as we currently do not have any derivative instruments or hedging activities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INFLATION AND FOREIGN CURRENCY EXCHANGE RATE LOSSES

    To date, our results of operations have not been impacted materially by inflation in the United States or in the countries that comprise Latin America. Although a substantial portion of our revenues are denominated in U.S. dollars, an increasing percentage of our revenues are denominated in foreign currencies. As a result, our revenues may be impacted by fluctuations in these currencies and the value of these currencies relative to the U.S. dollar. In addition, a portion of our monetary assets and liabilities, our accounts payable and operating expenses are denominated in foreign currencies. Therefore, we are exposed to foreign currency exchange risks. Revenues derived from foreign currencies, however, historically have not comprised a material portion of our revenues. As a result, we have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. We may, however, choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

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

                                  RISK FACTORS

          RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL
     OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT.

    We were incorporated in March 1996. We commenced operations in September 1996 and launched the StarMedia network in December 1996. Accordingly, we have only a limited operating history from which to evaluate our business. You must consider the risks, expenses and uncertainties that an early stage company like ours faces. These risks include our ability to:

    -- increase awareness of our Internet brands and continue to build user loyalty;

    --  expand the content and services on our network;

    --  attract a larger audience to our network;

    --  attract a large number of advertisers from a variety of industries;

    --  maintain our current strategic relationships, and develop new ones;

    --  respond effectively to competitive pressures; and

    --  continue to develop and upgrade our technology.

    If we are unsuccessful in addressing these risks, our business, financial condition and results of operations will be materially and adversely affected.

WE HAVE NEVER MADE MONEY AND EXPECT OUR LOSSES TO CONTINUE.

    We have never been profitable. As of June 30, 2000, we had an accumulated deficit of approximately $228.4 million. We expect to continue to incur significant losses for the foreseeable future. Although our revenues have grown in recent quarters, our expenses have grown even faster and we expect to increase our spending significantly. Accordingly, we will need to generate significant revenues to achieve profitability. We may not be able to do so.

WE HAVE DERIVED A PORTION OF OUR REVENUES FROM RECIPROCAL ADVERTISING AGREEMENTS, WHICH DO NOT GENERATE CASH REVENUE.

    We derive a portion of our revenues from reciprocal advertising arrangements under which we exchange advertising space on our network predominantly for advertising space on television and radio stations, rather than cash payments. In the three months ended June 30, 2000, we derived approximately $1.9 million, or 14% of revenues, from these arrangements. We expect that revenues from reciprocal advertising arrangements will continue to account for a portion of our revenues in the foreseeable future. Reciprocal advertising arrangements do not generate any cash revenues.

YOU SHOULD NOT RELY ON OUR ANNUAL OPERATING RESULTS AS AN INDICATION OF OUR FUTURE RESULTS BECAUSE THEY ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

    Our future revenues and results of operations may fluctuate significantly due to a combination of factors, including:

    --  growth and acceptance of the Internet, particularly in Latin America;

    --  our ability to attract and retain users;

    -- demand for advertising on the Internet in general and on our network in particular;

    --  our ability to upgrade and develop our systems and infrastructure;

    --  technical difficulties that users may experience on our network;

    -- technical difficulties or system downtime resulting from the developing telecommunications infrastructure in Latin America;

    --  competition in our markets;

    -- foreign currency exchange rates that affect our international operations; and

    --  general economic conditions, particularly in Latin America.

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

OUR OPERATING RESULTS MAY ALSO FLUCTUATE DUE TO SEASONAL FACTORS.

    The level of use on our network is highly seasonal. This may cause fluctuations in our revenues and operating results. Visitor traffic on our network has historically been significantly lower during the first calendar quarter of the year because it includes the summer months in much of Latin America during which:

    --  our target audience tends to take extended vacations; and

    --  schools and universities are generally closed.

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

    --  market conditions;

    --  our operating performance; and

    --  investor sentiment.

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

    Advertisers and advertising agencies must direct a portion of their budgets to the Internet and, specifically, to our network. Many of our current or potential advertising and electronic commerce partners have limited experience using the Internet for advertising purposes and historically, have not devoted a significant portion of their advertising budgets to Internet-based advertising. Advertisers that have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts.

    In addition, companies may choose not to advertise on the StarMedia network if they do not perceive our audience demographic to be desirable or advertising on our network to be effective.

THE ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR ADVERTISING DEPENDS ON THE DEVELOPMENT OF A MEASUREMENT STANDARD.

    No standards have been widely accepted for the measurement of the effectiveness of Internet advertising. Standards may not develop sufficiently to support the Internet as an effective advertising medium. If these standards do not develop, advertisers may choose not to advertise on the Internet in general or on our network specifically. This would have a material adverse effect on our business, financial condition and results of operations.

SOCIAL AND POLITICAL CONDITIONS IN LATIN AMERICA MAY CAUSE VOLATILITY IN OUR OPERATIONS AND MAY ADVERSELY AFFECT OUR BUSINESS.

    We have and expect to continue to derive substantially all of our revenues from Latin American markets. Social and political conditions in Latin America are volatile and may cause our operations to fluctuate. This volatility could make it difficult for us to sustain our expected growth in revenues and earnings, which could have an adverse effect on our stock price. Historically, volatility in Latin America has been caused by:

    --  significant governmental influence over many aspects of local economies;

    --  political instability;

    --  unexpected changes in regulatory requirements;

    --  social unrest;

    --  slow or negative growth;

    --  imposition of trade barriers; and

    --  wage and price controls.

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

IF INTERNET USE IN SPANISH- AND PORTUGUESE-SPEAKING MARKETS DOES NOT GROW, OUR BUSINESS WILL SUFFER.

    The Internet in Spanish- and Portuguese-speaking markets is in an early stage of development. Our future success depends on the continued growth of the Internet in these markets. Our business, financial condition and results of operations will be materially and adversely affected if Internet usage in these markets does not continue to grow or grows more slowly than we anticipate. Internet usage in these markets may be inhibited by a number of factors, including:

    --  the cost of Internet access;

    --  concerns about security, reliability, and privacy;

    --  ease of use; and

    --  quality of service.

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

THE HIGH COST OF INTERNET ACCESS MAY LIMIT THE GROWTH OF THE INTERNET IN LATIN AMERICA AND IMPEDE OUR GROWTH.

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

THE LOSS OF ONE OF OUR TOP ADVERTISERS COULD SIGNIFICANTLY REDUCE OUR ADVERTISING REVENUE AND MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

    In the three months ended June 30, 2000, our top 5 advertisers accounted for approximately 23% of our total revenues. Our top 10 advertisers accounted for approximately 35% of our total revenues. Our business, financial condition and results of operations could be materially and adversely affected by the loss of one or more of our top advertisers.

WE EXPECT TO CONTINUE TO RELY HEAVILY ON ADVERTISING REVENUES AND IF WE DO NOT INCREASE OUR ADVERTISING SALES, OUR BUSINESS WILL NOT GROW AS EXPECTED.

    We depend on our advertising sales department to maintain and increase our advertising sales. Our business, financial condition and results of operations could be materially and adversely affected if our advertising sales department is not effective. As of June 30, 2000, our advertising sales department consisted of 77 employees. Although we expect our advertising sales department to grow, it can take a relatively long period of time before new sales personnel become productive.

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

OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL.

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

OUR JOINT VENTURES, ACQUISITIONS AND ALLIANCES MAY STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES AND MAY BE DISRUPTIVE TO OUR BUSINESS.

    In the past, we have acquired or developed alliances or joint ventures with complementary businesses, technologies, services or products. Acquisitions could result in a number of adverse financial consequences, including:

    --  potentially dilutive issuances of equity securities;

    --  large non-recurring write-offs;

    --  reduced cash balances and related interest income;

    -- higher fixed expenses which require a higher level of revenues to maintain gross margins;

    --  the incurrence of debt and contingent liabilities; and

    --  amortization expenses related to goodwill and other intangible assets.

    Furthermore, acquisitions involve numerous operational risks, including:

    -- difficulties in the integration of operations, personnel, technologies, products and the information systems of the acquired companies;

    --  diversion of management's attention from other business concerns;

    -- diversion of resources from our existing businesses, products or technologies;

    -- risks of entering geographic and business markets in which we have no or limited prior experience; and

    --  potential loss of key employees of acquired organizations.

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

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST OUR COMPETITORS.

    There are many companies that provide websites and online destinations targeted to Spanish- and Portuguese-speaking people in general. Competition for visitors, advertisers and electronic commerce partners is intense and is expected to increase significantly in the future because there are no substantial barriers to entry in our market.

    Increased competition could result in:

    --  lower advertising rates;

    --  price reductions and lower profit margins;

    --  loss of visitors;

    --  reduced page views; or

    --  loss of market share.

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

WE WILL NOT BE ABLE TO ATTRACT VISITORS OR ADVERTISERS IF WE DO NOT CONTINUALLY ENHANCE AND DEVELOP THE CONTENT AND FEATURES OF OUR NETWORK.

    To remain competitive, we must continue to enhance and improve our content. In addition, we must:

    -- continually improve the responsiveness, functionality and features of our network; and

    -- develop other products and services that are attractive to users and advertisers.

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

WE RELY FOR OUR CONTENT ON THIRD PARTIES WHO MAY MAKE THEIR CONTENT AVAILABLE TO OUR COMPETITORS.

    We constantly attempt to determine what content, features and functionality our target audience wants. We rely to a large extent on third parties for our content, much of which is easily available from other sources. If other networks present the same or similar content in a superior manner, it could adversely affect our visitor traffic.

IF WE FAIL TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS WITH CONTENT PROVIDERS, ELECTRONIC COMMERCE MERCHANTS AND TECHNOLOGY PROVIDERS, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN USERS.

    We have focused on establishing relationships with leading content providers, electronic commerce merchants and technology and infrastructure providers. Our business depends extensively on these relationships. Because most of our agreements with these third parties are not exclusive, our competitors may seek to use the same partners as we do and attempt to adversely impact our relationships with our partners. We might not be able to maintain these relationships or replace them on financially favorable terms.

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

        RISKS RELATED TO THE INTERNET AND OUR TECHNOLOGY INFRASTRUCTURE

UNEXPECTED NETWORK INTERRUPTIONS CAUSED BY SYSTEM FAILURES MAY RESULT IN REDUCED VISITOR TRAFFIC, REDUCED REVENUE AND HARM TO OUR REPUTATION.

    In the past, we have experienced:

    --  system disruptions;

    --  inaccessibility of our network;

    --  long response times;

    --  impaired quality; and

    --  loss of important reporting data.

    Although we are in the process of improving our network, we may not be successful in implementing these measures. If we experience delays and interruptions, visitor traffic may decrease and our brand could be adversely affected. Because our revenues depend on the number of individuals who use our network, our business may suffer if our improvement efforts are unsuccessful.

    We maintain our central production servers at the New Jersey data center of Exodus Communications. We maintain regional network operating centers in Brazil and Argentina. A failure by Exodus to protect its systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins or other events could have a material adverse effect on our business, financial condition and results of operations.

CONCERNS ABOUT SECURITY OF ELECTRONIC COMMERCE TRANSACTIONS AND CONFIDENTIALITY OF INFORMATION ON THE INTERNET MAY REDUCE THE USE OF OUR NETWORK AND IMPEDE OUR GROWTH.

    A significant barrier to electronic commerce and confidential communications over the Internet has been the need for security. Internet usage could decline if any well-publicized compromise of security occurrs. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches. Unauthorized persons could attempt to penetrate our network security. If successful, they could misappropriate proprietary information or cause interruptions in our services. As a result, we may be required to expend capital and resources to protect against or to alleviate these problems. Security breaches could have a material adverse effect on our business, financial condition and results of operations.

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

    In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues which include:

    --  sales and other taxes;

    --  user privacy;

    --  pricing controls;

    --  characteristics and quality of products and services;

    --  consumer protection;

    --  cross-border commerce;

    --  libel and defamation;

    --  copyright, trademark and patent infringement;

    --  pornography; and

    --  other claims based on the nature and content of Internet materials.

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

WE MAY BE SUBJECT TO CLAIMS BASED ON THE CONTENT WE PROVIDE OVER OUR NETWORK.

    The laws in our target markets relating to the liability of companies which provide online services, like ours, for activities of their visitors are currently unsettled. Claims have been made against online service providers and networks in the past for defamation, negligence, copyright or trademark infringement, obscenity, personal injury or other theories based on the nature and content of information that was posted online by their visitors. We could be subject to similar claims and incur significant costs in their defense. In addition, we could be exposed to liability for the selection of listings that may be accessible through our network or through content and materials that our visitors may post in classifieds, message boards, chat rooms or other interactive services. It is also possible that if any information provided through our services contains errors, third parties could make claims against us for losses incurred in reliance on the information. We offer Web-based e-mail services, which expose us to potential liabilities or claims resulting from:

    --  unsolicited e-mail;

    --  lost or misdirected messages;

    --  illegal or fraudulent use of e-mail; or

    --  interruptions or delays in e-mail service.

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

        10.1  StarMedia Network, Inc. 2000 Stock Incentive Plan

        27.1  Financial Data Schedule

ITEM 7.  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000                                  STARMEDIA NETWORK, INC.

                                                       By:
                                                            -----------------------------------------
                                                                         Steven J. Heller
                                                                     CHIEF FINANCIAL OFFICER
                                                                   (DULY AUTHORIZED OFFICER AND
                                                                   PRINCIPAL FINANCIAL OFFICER)