Form 10-Q/A
period 2000-06-30
STARMEDIA NETWORK INC
filed 2000-08-29
CIK 1057334

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

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

                               EXPLANATORY NOTE

This Amendment is filed to correct Item 4 of the Form 10-Q filed August 14, 2000 by StarMedia with respect to its fiscal quarter ended June 30, 2000. The entire item as corrected, appears below. No other provisions of the Form 10-Q for the fiscal quarter ended June 30, 2000 are amended hereby.

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

    NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of StarMedia was held on April 28, 2000. The following items were presented to the Stockholders with the following results:

    1. The following directors were elected to serve a three year term of office to expire at the annual meeting in 2003 or until their successors have been elected and qualified:


Directors          Votes For   Votes Against    Abstentions   Broker Non-Votes
---------          ---------   -------------    -----------   ----------------
Jack C. Chen      45,139,659      31,940             0               0

Douglas M. Karp   45,139,659      31,940             0               0


    Immediately following the meeting, the directors of StarMedia consisted of the following individuals:

    Jack C. Chen
    Fernando J. Espuelas
    Marie-Josee Kravis
    Douglas M. Karp
    Gerardo M. Rosenkranz
    Susan L. Segal
    Frederick R. Wilson

    2. The Stockholders approved the adoption of the StarMedia 2000 Stock Incentive Plan, which provides for the grant of Stock Options, Stock Appreciation Rights, Stock Units and Restricted Stock Employees, directors and consultants of StarMedia.

Votes For          Votes Against     Abstentions      Broker Non-Votes
---------          -------------     -----------      ----------------
32,294,201          4,386,469           26,491             8,464,438


    3. The Stockholders approved the re-appointment of Ernst & Young LLP as independent auditors of StarMedia for the 2000 fiscal year.


Votes For          Votes Against     Abstentions      Broker Non-Votes
---------          -------------     -----------      ----------------
45,139,110             17,877           14,612               0


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

Date:  August 29, 2000                 StarMedia Network, Inc.

                                       By: /s/ Steven J. Heller
                                           -----------------------------------
                                            Steven J. Heller
                                            Chief Financial Officer
                                            (duly authorized officer and
                                            principal financial officer)