Form 10-Q
period 2000-09-30
STARMEDIA NETWORK INC
filed 2000-11-14
CIK 1057334

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

                                    1-15015
                             (Commission File Number)

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                            STARMEDIA NETWORK, INC.
               (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                        06-1461770
         (State or Other Jurisdiction                           (I.R.S. Employer
              of Incorporation)                              Identification Number)

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

                                Yes /X/  No / /

    As of September 30, 2000, there were 66,627,605 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
                                     INDEX

                                                                         PAGE NO.
                                                                        ---------
                          PART I. FINANCIAL INFORMATION

Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets at September 30, 2000
          (unaudited) and December 31, 1999...........................          3

          Unaudited Condensed Consolidated Statements of Operations
          for the three months and nine months ended September 30,
          2000 and 1999...............................................          4

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 2000 and 1999.......          5

          Notes to Unaudited Condensed Consolidated Financial
          Statements..................................................          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................         10

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................         14

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................         28

Item 2.   Changes In Securities and Use of Proceeds...................         28

Item 3.   Defaults upon Senior Securities.............................         28

Item 4.   Submission of Matters to a Vote of Security Holders.........         28

Item 5.   Other Information...........................................         28

Item 6.   Exhibits and Reports on Form 8-K............................         28

Item 7.   Signatures..................................................         28

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                              ------------------   -----------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................     $126,971,000        $274,089,000
  Account receivables, net..................................       14,863,000           7,575,000
  Due from officers.........................................        1,365,000                  --
  Other current assets......................................       20,351,000           5,506,000
                                                                 ------------        ------------
    Total current assets....................................      163,550,000         287,170,000
Fixed assets, net...........................................       52,681,000          23,160,000
Intangible assets, net......................................        6,024,000           4,642,000
Goodwill, net...............................................       51,722,000          18,513,000
Other assets................................................       30,319,000          22,586,000
                                                                 ------------        ------------
    Total Assets............................................     $304,296,000        $356,071,000
                                                                 ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $ 10,538,000        $  7,535,000
  Accrued expenses..........................................       37,716,000          17,108,000
  Loan payable, current portion.............................        1,822,000           1,602,000
  Capital lease obligations, current portion................               --              58,000
  Deferred revenues.........................................        2,488,000             632,000
                                                                 ------------        ------------
    Total current liabilities...............................       52,564,000          26,935,000

Long-term liabilities:
  Loan payable, long term...................................        1,027,000           2,380,000
  Deferred rent.............................................        6,022,000             395,000

Stockholders' equity (Deficit):
  Preferred Stock, authorized 10,000,000 shares:
    Series 1999A Junior Non-Voting Convertible Preferred
      Stock, $.001 par value, 2,300,000 shares authorized,
      58,140 shares outstanding at September 30, 2000 and
      December 31, 1999.....................................               --                  --
  Common stock, $.001 par value, 200,000,000 Shares
    authorized, 66,627,605 and 64,151,283 shares issued and
    outstanding at September 30, 2000 and December 31, 1999,
    respectively............................................           67,000              64,000
  Additional paid-in capital................................      513,405,000         484,465,000
  Deferred compensation.....................................       (3,688,000)         (8,461,000)
  Other comprehensive loss..................................         (732,000)           (421,000)
  Accumulated deficit.......................................     (264,369,000)       (149,286,000)
                                                                 ------------        ------------
Total stockholders' equity..................................      244,683,000         326,361,000
                                                                 ------------        ------------
Total liabilities and stockholders' equity..................     $304,296,000        $356,071,000
                                                                 ============        ============

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                           -------------------------------   -------------------------------
                                           SEPT. 30, 2000   SEPT. 30, 1999   SEPT. 30, 2000   SEPT. 30, 1999
                                           --------------   --------------   --------------   --------------
Revenues.................................   $ 17,146,000     $  5,618,000    $  40,966,000     $ 11,092,000
Operating expenses:
  Product & technology development.......     16,654,000        9,987,000       52,012,000       20,006,000
  Sales & marketing......................     17,348,000       14,274,000       58,209,000       37,200,000
  General & administration...............      8,163,000        3,902,000       23,940,000        9,544,000
  Non-recurring charges..................      3,935,000          590,000        3,935,000        1,613,000
  Depreciation & amortization............      8,120,000        1,684,000       19,953,000        3,328,000
  Stock-based compensation expense.......      1,149,000        1,848,000        3,469,000        4,860,000
                                            ------------     ------------    -------------     ------------
    Total operating expenses.............     55,369,000       32,285,000      161,518,000       76,551,000
                                            ------------     ------------    -------------     ------------
Loss from operations.....................    (38,223,000)     (26,667,000)    (120,552,000)     (65,459,000)

Interest income..........................      2,607,000        1,785,000        9,400,000        3,189,000
Interest expense.........................       (352,000)        (238,000)      (1,036,000)        (507,000)
Loss in unconsolidated subsidiary........             --               --       (2,500,000)              --
Other expenses...........................         (6,000)              --         (379,000)              --
                                            ------------     ------------    -------------     ------------
Net loss before provision for income
  taxes..................................    (35,974,000)     (25,120,000)    (115,067,000)     (62,777,000)
Provision for income taxes...............         (9,000)        (116,000)         (16,000)        (116,000)
                                            ------------     ------------    -------------     ------------
Net loss.................................    (35,983,000)     (25,236,000)    (115,083,000)     (62,893,000)
Preferred stock dividends and
  accretion..............................             --               --               --       (4,266,000)
                                            ------------     ------------    -------------     ------------
Net loss available to common
  shareholders...........................   $(35,983,000)    $(25,236,000)   $(115,083,000)    $(67,159,000)
                                            ============     ============    =============     ============
Basic and diluted net loss per common
  share..................................   $      (0.54)    $      (0.43)   $       (1.75)    $      (1.97)
                                            ============     ============    =============     ============
Number of shares used in computing basic
  and diluted net loss per share.........     66,384,809       58,142,334       65,631,931       34,131,502
                                            ============     ============    =============     ============

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
Operating activities
Net loss....................................................  $(115,083,000)  $ (62,893,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     19,953,000       3,328,000
  Provision for bad debts...................................      1,281,000         189,000
  Amortization of deferred compensation.....................      3,469,000       4,860,000
  Stock option issued for service...........................             --          31,000
  Deferred rent.............................................      5,627,000              --
  Transaction expenses related to Wass Net, S. L............             --         732,000
  Changes in operating assets and liabilities (net of
    acquisition)
    Accounts receivable.....................................     (7,798,000)     (3,122,000)
    Due from officers.......................................     (1,365,000)             --
    Other assets............................................    (13,685,000)     (1,735,000)
    Accounts payable and accrued expenses...................     15,425,000       8,312,000
    Deferred revenue........................................        (38,000)       (531,000)
                                                              -------------   -------------
Net cash used in operating activities.......................    (92,214,000)    (50,829,000)
Investing activities:
  Purchases of fixed assets.................................    (38,346,000)    (12,389,000)
  Intangible assets.........................................     (2,090,000)     (1,697,000)
  Other assets..............................................     (7,057,000)     (6,000,000)
  Cash paid for acquisitions................................    (10,565,000)     (6,776,000)
                                                              -------------   -------------
Net cash used in investing activities.......................    (58,058,000)    (26,862,000)
Financing activities:
  Issuance of common stock..................................      4,222,000     154,439,000
  Proceeds from issuance of long term debt..................             --       5,074,000
  Net repayments current and long term debt.................     (1,133,000)       (725,000)
  Repayment of amounts due to principal shareholders........             --          (9,000)
  Payments under capital lease obligation...................        (58,000)       (153,000)
                                                              -------------   -------------
Net cash provided by financing activities...................      3,031,000     158,626,000
Effect of exchange rate changes on cash and cash
equivalents.................................................        123,000        (581,000)
                                                              -------------   -------------
Net (decrease) increase in cash.............................   (147,118,000)     80,354,000
Cash at beginning of period.................................    274,089,000      53,147,000
                                                              -------------   -------------
Cash at end of period.......................................  $ 126,971,000   $ 133,501,000
                                                              =============   =============
Supplemental disclosure of cash flow information
Interest paid...............................................  $   1,036,000   $     440,000
                                                              =============   =============
Income taxes paid...........................................  $          --   $     101,000
                                                              =============   =============

       See notes to Unaudited Condensed Consolidated Financial Statements

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

    The accompanying September 1999 condensed consolidated financial statements have been restated to reflect the May 1999 merger with Was Net, S.L. and the September 1999 merger with Webcast Solutions, Inc., which were accounted for as poolings-of-interest.

2. ACQUISITIONS

    OLA TURISTA LTDA.

    In February 2000, the Company acquired all of the shares of Ola Turista Ltda. ("Ola Turista"), the owner of Guia and Guia RJ, leading culture and entertainment guides in the cities of Sao Paulo and Rio de Janeiro in exchange for 71,524 shares of its common stock and $2,000,000 in cash. Ola Turista's portals provide users in the Sao Paulo and Rio de Janeiro metro areas searchable listings of restaurants, theaters, nightclubs, cinemas and sports events. Other offerings include columns on issues of interest to the region such as sporting, fitness, psychology, and a special teen area. This acquisition has been accounted for under the purchase method of accounting.

    ADNET, S. DE R.L. DE C.V.

    In April 2000, the Company acquired all of the outstanding equity interests of Adnet. S. de R.L. de C.V. ("Adnet"), a leading Mexican search portal and Mexico's largest web directory. The Company paid $5.0 million in cash and issued 469,577 shares of common stock to acquire all of the outstanding equity of Adnet. This acquisition has been accounted for under the purchase method of accounting. Pursuant to the Agreement, StarMedia is obligated to pay additional consideration in the form of StarMedia common stock for five years subject to Adnet meeting revenue targets specified in the agreement.

    The following pro forma unaudited consolidated result of operations assumes the consummation of the April 1999 acquisition of KD Sistemas de Informacao, Ltda., the September 1999 acquisition of

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

2. ACQUISITIONS (CONTINUED)
PageCell International Holdings, Inc., the February 2000 acquisition of Ola Turista and the April 2000 acquisition of Adnet S. de R. L. de CV as of the beginning of the respective periods:

                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30
                                                  ----------------------------
                                                      2000            1999
                                                  -------------   ------------
Revenues........................................  $  42,467,000   $ 13,978,000
Net loss........................................  $(116,036,000)  $(66,776,000)
Net loss available for common shareholders......  $(116,036,000)  $(71,042,000)
Basic and diluted net loss per share............  $       (1.76)  $      (2.04)

    The effects of the March 1999 acquisition of Achei Internet Promotion, Ltda. the June 1999 acquisition of Servicios Interactivos, Ltda., and the November 1999 acquisition of Paisas.com are not included in the pro forma unaudited consolidated results of operations as they are not material.

3. FOREIGN CURRENCY AND INTERNATIONAL OPERATIONS

    The functional currency of the Company's active subsidiaries in Argentina, Brazil, Chile, Mexico, Spain and Colombia is the local currency in each nation. The financial statements of these subsidiaries are translated to U.S. dollars using period-end exchange rates for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains and losses are deferred and accumulated as a component of stockholders' equity. The functional currency of the Company's subsidiaries in the highly inflationary economies of Uruguay and Venezuela, is the U.S. dollar.

    Accordingly, for those subsidiaries that use U.S. dollars as the functional currency, monetary assets and liabilities are translated using the current exchange rate in effect at the period-end date, while nonmonetary assets and liabilities are translated at historical rates. Operations are generally translated at the weighted average exchange rate in effect during the period. The resulting foreign exchange gains and losses are recorded in the consolidated statement of operations. Revenues, net loss and total assets of the Company's foreign subsidiaries were $7,371,000, $18,395,000 and $69,299,000, respectively, as of and for the quarter ended September 30, 2000.

4. STOCKHOLDERS' EQUITY

COMMON STOCK

    In February 2000, the Company issued 71,524 shares of its common stock in connection with its acquisition of Ola Turista, valued at approximately $3,362,000.

    In April 2000, the Company issued 469,577 shares of its common stock in connection with its acquisition of Adnet, S. de R.L. de C.V., valued at approximately $14,999,000.

    During the nine months ended September 30, 2000, the Company issued 1,553,368 shares of its common stock for approximately $4,222,000 in connection with the exercise of stock options and pursuant to the Employees Stock Purchase Plan.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

5. LOSS PER SHARE

    Diluted net loss per share does not include the effect of options to purchase 15,433,932 and 9,045,000 shares of common stock at September 30, 2000 and 1999, respectively.

6. STOCK OPTIONS

    In connection with the granting of stock options in 1999 and 1998 and the exchange of non-qualified options to incentive stock options, the Company recorded deferred compensation of approximately $25,282,000. Deferred compensation is adjusted quarterly for cancellations and is being amortized for financial reporting purposes over the vesting period of the options. The amount recognized as expense during the three and nine month periods ended September 30, 2000 were approximately $1,149,000 and $3,469,000, respectively.

7. LONG-TERM DEBT

    At September 30, 2000, approximately $2.8 million (of which $1.8 million is current) was outstanding. Amounts outstanding are payable in monthly installments of principal and interest of approximately $170,000, bear interest at approximately 13.6% per annum and are secured by certain of the Company's computer equipment and furniture and fixtures.

8. RELATED PARTY TRANSACTIONS

    Revenue for the three and nine months ended September 30, 2000 includes approximately $1,008,000 and $3,022,000 respectively from Gratis 1 ("G1"), a minority-owned unconsolidated investment.

    Chase Equity Associates, The Flatiron Fund 2000 LLC and the Flatiron Associates II LLC (The "Lenders") have purchased debt securities from G1 in an aggregate amount of $11 million. With respect to $7 million of such securities, in the event of a default by G1, The Lenders would have the right to purchase shares of The Company common stock at a purchase price equal to the greater of (i) $7 per share, and (ii) their then Fair Market Value, in exchange for the face amount of such debt securities. With respect to up to an additional
$7 million in debt securities of G1 which may be purchased by The Lenders, including the remaining $4 million of such debt securities purchased to date, in the event of a change of control of The Company, The Lenders would have the right to put (and SMN would have a corresponding right to call) such securities to The Company for The Company common shares or merger consideration, as the case may be, at their then Fair Market Value for the face amount of such debt securities plus a 25% annualized return.

    In April 1999 we entered into an agreement with AT&T Global Network Services, formerly IBM Global Network, under which we could offer Internet access services in Argentina, Brazil, Chile, Colombia and Mexico. Under the agreement, we were obligated to pay AT&T certain minimum amounts. Subsequently, this agreement has been assigned to Gratis1 with StarMedia providing AT&T a $2.8 million Letter of Credit, on which AT&T may draw if Gratis1 fails to perform its obligation under the agreement.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

9. DUE FROM OFFICERS

    At September 30, 2000, the Company had loans receivable from officers totaling $1,365,000 pursuant to revolving loan agreements which have a one year term, bear interest at 7% per annum and are payable at maturity. These loans are secured to the extent permitted by Regulation U under the Securities Exchange Act of 1934, as amended, and are otherwise non-recourse to the borrower. Upon termination of employment status, the loans become due and payable within 60 days.

10. COMPREHENSIVE LOSS

    Total comprehensive loss was $35,957,000 and $115,394,000 for the three and nine month periods ended September 30, 2000 and $25,253,000 and $63,198,000 for the three and nine month periods ended September 30, 1999.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

    StarMedia Network is the leading Internet media company targeting Spanish- and Portuguese-speaking audiences worldwide. The Company is committed to providing Spanish and Portuguese speakers with a complete selection of services and products that take full advantage of Internet technologies. StarMedia Network is the owner of 11 leading brands: StarMedia.com, Cade?, LatinRed, Periscopio, OpenChile, Panoramas.cl, Zeek!, AdNet, Guia SP, Guia RJ and Paisas.com. It also operates StarMedia Broadband, StarMedia Network's broadband services arm, and StarMedia Mobile, the Company's wireless division. Our page views have grown to 3.3 billion and our active e-mail accounts have reached approximately 5.6 million for the quarter ended September 30, 2000.

    Page view figures have been audited by ABC Interactive, in compliance with the Internet Advertising Bureau standards. ABC Interactive is the interactive auditing unit of the Audit Bureau of Circulation that provides online auditing services for leading Internet companies worldwide.

    "Active" e-mail accounts refers to those e-mail accounts that have been used at least once within the last 90 days.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

    In February 2000, the Company acquired all of the shares of Ola Turista Ltda. ("Ola Turista"), the owner of Guia and Guia RJ, leading culture and entertainment guides in the cities of Sao Paulo and Rio de Jeneiro in exchange for 71,524 shares of its common stock and $2,000,000 cash. Ola Turista's portals provide users in the Sao Paulo and Rio de Janeiro metro areas searchable listings of restaurants, theaters, nightclubs, cinemas, and sports events. Other offerings include columns on issues of interest to the region such as sports, fitness, psychology, and a special teen area. We accounted for this acquisition the purchase method of accounting.

    In April 2000, the company acquired all of the outstanding equity interests of Adnet, a leading search portal and Mexico's largest web directory in exchange for 469,577 shares of common stock and $5,000,000 in cash. This acquisition has been accounted for under the purchase method of accounting.

                             RESULTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

REVENUE

    Revenues increased to $17.1 million for the three months ended September 30, 2000 from $5.6 million, for the three months ended September 30, 1999. Revenues increased to $41.0 million for the nine months ended September 30, 2000 from $11.1 million for the nine months ended September 30, 1999. The increase in revenues was primarily due to an increase in the volume of revenue-producing advertising impressions and sponsorships. During 2000, we continued to:

    - expand our sales force;

    - increase the number of impressions available on our network by adding channels;

    - increase our marketing efforts; and

    - expand through acquisitions.

    For the three months ended September 30, 1999 and 2000, no single advertiser accounted for more than 10% of our revenue.

    For the three months ended September 1999, our top five advertisers accounted for 27% of our revenue. For the three months ended September 30, 2000, our top five advertisers account for 32% of our revenue.

    For the nine months ended September 30, 1999 and 2000, no single advertiser accounted for more than 10% of our revenue. For the nine months ended September 30, 1999, our top five advertisers accounted for 21% of our revenue. For the nine months ended September 30, 2000, our top five advertisers accounted for 26% of our revenue.

OPERATING EXPENSES
PRODUCT AND TECHNOLOGY.

    Product and technology expenses increased to $16.7 million, or 97% of total revenues, for the three months ended September 30, 2000, from $10.0 million, or 178% of total revenues, for the three months ended September 30, 1999. This increase was primarily due to an increase of approximately

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

$2.5 million in expenses related to additional staffing levels required to support the StarMedia network and related systems, increased hosting costs of approximately $2.3 million and approximately $1.7 million in expenses to enhance the content and features of the StarMedia network. For the nine months ended September 30, 2000, product and technology expenses increased to $52.0 million, or 127% of total revenues, from $20.0 million, or 180% of total revenues, for the nine months ended September 30, 1999. This increase was primarily due to an increase of approximately $13.7 million related to staffing levels, approximately $5.1 million to enhance the content and features of the StarMedia network, and increased hosting costs of approximately $8.3 million.

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

SALES AND MARKETING.

    Sales and marketing expenses increased to $17.3 million, or 101% of total revenues, for the three months ended September 30, 2000, from $14.3 million, or 254% of total revenues, for the three months ended September 30, 1999. This increase resulted primarily from $2.1 million in salaries to support an extended sales force. Sales and marketing expense increased to $58.2 million, or 142% of total revenues, for the nine months ended September 30, 2000 from $37.2 million, or 335% of total revenues, for the nine months ended September 30, 1999. This increase in sales and marketing expenses was primarily attributable to higher personnel expenses, including sales commissions, of approximately $7.8 million, expansion of our advertising, public relations and other promotional expenditures related to an increase in our branding campaign of approximately $8.9 million. We expect sales and marketing expenses will continue to increase in absolute dollars.

GENERAL AND ADMINISTRATIVE.

    General and administrative expenses increased to $8.2 million, or 48% of total revenues, for the three months ended September 30, 2000, from $3.9 million, or 69% of total revenues, for the three months ended September 30, 1999. The increase in general and administrative expenses was primarily due to additional salary and related charges of $1.4 million and additional rent of $1.5 million to support the growth of our business. General and administrative expenses increased to $23.9 million, or 58% of total revenues, for the nine months ended September 30, 2000, from $9.5 million, or 86% of total revenues, for the nine months ended September 30, 1999. The increase in general and administrative expenses was primarily due to increased salaries and related expenses associated with the hiring of additional personnel of approximately $4.4 million, additional rental costs of approximately $4.7 million, additional professional fees and consulting charges of $2.1 million and additional business taxes and insurance of $1.5 million. Non-recurring charge for the three months ended September 30, 2000 and 1999 were $3.9 million and $590,000, respectively. For the nine months ended September 30, 2000 and 1999, non-recurring charges were $3.9 million and $1.6 million, respectively. The non-recurring charges for the three months ended September 30, 2000 were associated with the integration of acquisitions and subsequent company-wide realignment of business operations.

    We expect that we will incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of our business and our operation as a

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

public company. Accordingly, we anticipate that general and administrative expenses will continue to increase in absolute dollars in future periods.

DEPRECIATION AND AMORTIZATION.

    Depreciation and amortization expenses increased to $8.1 million, or 47% of total revenues, for the three months ended September 30, 2000, from $1.7 million or 30% of total revenues, for the three months ended September 30, 1999. Depreciation and amortization expenses increased to $20.0 million, or 49% of total revenues, in the nine months ended September 30, 2000 from $3.3 million, or 30% of total revenues, for the nine months ended September 30, 1999. The dollar increases were primarily attributable to the increase in fixed assets of approximately $39.7 million in the nine months ended September 30, 2000 and $13.6 million during the nine months ended September 30, 1999 and goodwill amortization expense of $4.4 and $10.3 million in the three months and nine months ended September 30, 2000, respectively, related to the acquisitions in 1999 and 2000. We expect that depreciation and amortization expenses will continue to increase as we build the structure necessary to improve StarMedia's product and acquire other businesses.

STOCK-BASED COMPENSATION EXPENSE.

    Of the cumulative deferred compensation amount, $3.5 million was recorded as an expense during the nine months ended September 30, 2000 and $1.1 million was recorded as expense in the three months ended September 30, 2000. The unamortized balance is being amortized over the vesting period for the individual options, which is typically three years for options issued prior to February 1999 and four years for options issued thereafter.

INTEREST INCOME.

    Interest income includes income from our cash and investments. Interest income increased from $1.8 million in the three months ended September 30, 1999 to $2.6 million for the three months ended September 30, 2000. Interest income increased from $3.2 million for the nine months ended September 30, 1999 to $9.4 million for the nine months ended September 30, 2000. Interest income increased as a result of an increase in the average cash balance for the above periods.

    Interest expense increased from $238,000 in the three months ended September 30, 1999 to $352,000 for the three months ended September 30, 2000. Interest expense increased from $507,000 for the nine months ended September 30, 1999 to $1.0 million for the nine months ended September 30, 2000. Interest expense increased as a result of an increase in the average loan balance outstanding for the above periods.

                        LIQUIDITY AND CAPITAL RESOURCES

    To date, we have primarily financed our operations through the sale of our equity securities. At September 30, 2000, we had $127.0 million in cash and cash equivalents, a decrease of $147.1 million from December 31, 1999.

    In the nine months ended September 30, 2000, we used $92.2 million in operating activities, substantially related to our $115.1 million loss during the period, which included non-cash activities such as $20.0 million in depreciation, amortization and $3.5 million in non-cash charges related to stock option grants and $5.6 million of deferred rent.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

    For the nine months ended September 30, 2000, we used $58.1 million in investing activities, including $38.3 million for fixed assets, $9.1 million for investments and other long-term assets and $10.6 million in connection with acquisitions and related costs.

    Net cash provided by financing activities were $3.0 million and $158.6 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash provided by financing activities during the nine months ended September 30, 2000 and September 30, 1999 consisted primarily of proceeds from issuance of common stock

    At September 30, 2000, approximately $2.8 million (of which $1.8 million is current) long-term debt was outstanding. Amounts outstanding are payable in monthly installments of principal and interest of approximately $170,000, bear interest at approximately 13.6% per annum and are secured by certain computer equipment and furniture and fixtures.

    Our principal commitments consist of obligations outstanding under capital and operating leases. We expect that our capital expenditures will increase significantly in the future as we make technological improvements to our system and technical infrastructure.

    We have experienced a substantial increase in our capital expenditures and operating lease arrangements since our inception consistent with the growth in our operations and staffing. We anticipate that this will continue for the foreseeable future. Additionally, we will continue to evaluate possible investments in businesses, products and technologies.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    The Company continues to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the footnotes to the Unaudited Consolidated Condensed Interim Financial Statements.

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

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

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

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

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

    - maintain our current strategic relationships, and develop new ones;

    - respond effectively to competitive pressures; and

    - continue to develop and upgrade our technology.

    If we are unsuccessful in addressing these risks, our business, financial condition and results of operations will be materially and adversely affected.

    WE HAVE NEVER MADE MONEY AND EXPECT OUR LOSSES TO CONTINUE.

    We have never been profitable. As of September 30, 2000, we had an accumulated deficit of approximately $264.4 million. We expect to continue to incur significant losses for the foreseeable future. Although our revenues have grown in recent quarters, our expenses have grown even faster and we expect to increase our spending significantly. Accordingly, we will need to generate significant revenues to achieve profitability. We may not be able to do so.

    WE HAVE DERIVED A PORTION OF OUR REVENUES FROM RECIPROCAL ADVERTISING AGREEMENTS, WHICH DO NOT GENERATE CASH REVENUE.

    We derive a portion of our revenues from reciprocal advertising arrangements under which we exchange advertising space on our network predominantly for advertising space on television and radio stations, rather than cash payments. In the three months ended September 30, 2000, we derived approximately $1.7 million, or 10% of revenues, from these arrangements. We expect that revenues from reciprocal advertising arrangements will continue to account for a portion of our revenues in the foreseeable future. Reciprocal advertising arrangements do not generate any cash revenues.

    YOU SHOULD NOT RELY ON OUR ANNUAL OPERATING RESULTS AS AN INDICATION OF OUR FUTURE RESULTS BECAUSE THEY ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

    Our future revenues and results of operations may fluctuate significantly due to a combination of factors, including:

    - growth and acceptance of the Internet, particularly in Latin America;

    - our ability to attract and retain users;

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

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

RISKS RELATED TO OUR MARKETS AND STRATEGY

    IF THE INTERNET IS NOT WIDELY ACCEPTED AS A MEDIUM FOR ADVERTISING AND COMMERCE, OUR BUSINESS WILL SUFFER.

    We expect to derive most of our revenue for the foreseeable future from Internet advertising, and to a lesser extent, from electronic commerce. If the Internet is not accepted as a medium for

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

advertising and commerce, our business will suffer. The Internet advertising market is new and rapidly evolving, particularly in Latin America. As a result, we cannot gauge its effectiveness or long-term market acceptance as compared with traditional media.

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

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

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

    IF INTERNET USE IN SPANISH- AND PORTUGUESE-SPEAKING MARKETS DOES NOT GROW, OUR BUSINESS WILL SUFFER.

    The Internet in Spanish - and Portuguese-speaking markets is in an early stage of development. Our future success depends on the continued growth of the Internet in these markets. Our business, financial condition and results of operations will be materially and adversely affected if Internet usage in these markets does not continue to grow or grows more slowly than we anticipate. Internet usage in these markets may be inhibited by a number of factors, including:

    - the cost of Internet access;

    - concerns about security, reliability, and privacy;

    - ease of use; and

    - quality of service.

    UNDERDEVELOPED TELECOMMUNICATIONS INFRASTRUCTURE MAY LIMIT THE GROWTH OF THE INTERNET IN LATIN AMERICA AND ADVERSELY AFFECT OUR BUSINESS.

    Access to the Internet requires a relatively advanced telecommunications infrastructure. The telecommunications infrastructure in many parts of Latin America is not as well developed as in the United States or Europe. The quality and continued development of the telecommunications infrastructure in Latin America will have a substantial impact on our ability to deliver our services and on the market acceptance of the Internet in Latin America in general. If further improvements to the Latin American telecommunications infrastructure are not made, the Internet will not gain broad market acceptance in Latin America. If access to the Internet in Latin America does not continue to grow or grows more slowly than we anticipate, our business, financial condition and results of operations will be materially and adversely affected.

    THE HIGH COST OF INTERNET ACCESS MAY LIMIT THE GROWTH OF THE INTERNET IN LATIN AMERICA AND IMPEDE OUR GROWTH.

    Each country in Latin America has its own telephone rate structure, which, if too expensive, may cause consumers to be less likely to access and transact business over the Internet. Although rates charged by Internet service providers and local telephone companies have been reduced recently in some countries, we do not know whether this trend will continue. Unfavorable rate developments could decrease our visitor traffic and our ability to derive revenues from transactions over the Internet. This could have a material adverse effect on our business, financial condition and results of operations.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

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

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

implement these systems successfully, we may not be able to accurately evaluate the demographic characteristics of our users.

    THE LOSS OF ONE OF OUR TOP ADVERTISERS COULD SIGNIFICANTLY REDUCE OUR ADVERTISING REVENUE AND MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

    In the three months ended September 30, 2000, our top 5 advertisers accounted for approximately 32% of our total revenues. Our top 10 advertisers accounted for approximately 46% of our total revenues. Our business, financial condition and results of operations could be materially and adversely affected by the loss of one or more of our top advertisers.

    WE EXPECT TO CONTINUE TO RELY HEAVILY ON ADVERTISING REVENUES AND IF WE DO NOT INCREASE OUR ADVERTISING SALES, OUR BUSINESS WILL NOT GROW AS EXPECTED.

    We depend on our advertising sales department to maintain and increase our advertising sales. Our business, financial condition and results of operations could be materially and adversely affected if our advertising sales department is not effective. As of September 30, 2000, our advertising sales department consisted of 95 employees. Although we expect our advertising sales department to grow, it can take a relatively long period of time before new sales personnel become productive.

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

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

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

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

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

    As we provide more audio and video content, particularly music, we may be required to spend significant amounts of money on content acquisition and content broadcasts.

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

RISKS RELATED TO THE INTERNET AND OUR TECHNOLOGY INFRASTRUCTURE

    UNEXPECTED NETWORK INTERRUPTIONS CAUSED BY SYSTEM FAILURES MAY RESULT IN REDUCED VISITOR TRAFFIC, REDUCED REVENUE AND HARM TO OUR REPUTATION.

    In the past, we have experienced:

    - system disruptions;

    - inaccessibility of our network;

    - long response times;

    - impaired quality; and

    - loss of important reporting data.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

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

    A significant barrier to electronic commerce and confidential communications over the Internet has been the need for security. Internet usage could decline if any well-publicized compromise of security occurs. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches. Unauthorized persons could attempt to penetrate our network security. If successful, they could misappropriate proprietary information or cause interruptions in our services. As a result, we may be required to expend capital and resources to protect against or to alleviate these problems. Security breaches could have a material adverse effect on our business, financial condition and results of operations.

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

RISKS RELATED TO LEGAL UNCERTAINTY

    WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES AFFECTING THE INTERNET, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

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

    In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues, which include:

    - sales and other taxes;

    - user privacy;

    - pricing controls;

    - characteristics and quality of products and services;

    - consumer protection;

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

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

    We rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. The laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.

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

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

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

OTHER RISKS

    OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE AND COULD DROP UNEXPECTEDLY.

    Our stock price has been, and may continue to be, extremely volatile.

    The trading prices of Internet stocks in general, and ours in particular, have experienced extreme price fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public's perception of the prospects of Internet or e-commerce companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions such as recession of interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuation in response to the following factors:

    - actual or anticipated variations in our quarterly operating results;

    - announcements of new products, product enhancements, technological innovations or new services by us or our competitors;

    - changes in financial estimate by securities analysts;

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

    - conditions of trends in the Internet and online commerce industries;

    - changes in the market valuations of other Internet or online service companies;

    - developments in Internet regulations:

    - announcements by us or our competitors or significant acquisitions, strategic partnerships, joint ventures or capital commitments;

    - unscheduled system downtime;

    - additions or departure of key personnel; and

    - sales of our common stock or other securities in the open market.

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

    WE ARE CONTROLLED BY A SMALL GROUP OF OUR EXISTING STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER STOCKHOLDERS.

    Our directors, executive officers and affiliates currently beneficially own approximately 40% of the outstanding shares of our common stock. Accordingly, they will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                          PART II-- OTHER INFORMATION

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

                                               STARMEDIA NETWORK, INC.

Dated: November 14, 2000                       By: /s/ Steven J. Heller
                                                             Steven J. Heller
                                                 CHIEF FINANCIAL OFFICER (DULY AUTHORIZED
                                                 OFFICER AND PRINCIPAL FINANCIAL OFFICER)