Form 10-Q
period 2001-03-31
STARMEDIA NETWORK INC
filed 2001-05-15
CIK 1057334

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                            STARMEDIA NETWORK, INC.

             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                     06-1461770
    (State or Other Jurisdiction of              (I.R.S. Employer Identification
            Incorporation)                                   Number)

    75 VARICK STREET, NEW YORK, NY                            10013
    (Address of Principal Executive                         (Zip Code)
               Offices)

                                 (212) 905-8200
              (Registrant's Telephone Number, Including Area Code)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

    As of March 31, 2001, there were 68,030,224 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                                     INDEX

                                                                            PAGE NO.
                                                                            --------
PART I.       FINANCIAL INFORMATION

     Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets at March 31, 2001
                (unaudited) and December 31, 2000.........................      3

              Unaudited Condensed Consolidated Statements of Operations
                for the three months ended March 31, 2001 and 2000........      4

              Unaudited Condensed Consolidated Statements of Cash Flows
                for the three months ended March 31, 2001 and 2000........      5

              Notes to Unaudited Condensed Consolidated Financial
                Statements................................................      6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................     10

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk...     13

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................     14

     Item 2.  Changes In Securities and Use of Proceeds...................     14

     Item 3.  Defaults upon Senior Securities.............................     14

     Item 4.  Submission of Matters to a Vote of Security Holders.........     14

     Item 5.  Other Information...........................................     14

     Item 6.  Exhibits and Reports on Form 8-K............................     14

     Item 7.  Signatures..................................................     15

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,     DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                              (UNAUDITED)     (AUDITED)
                                                              ------------   ------------
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 61,458,000   $ 93,408,000
  Accounts receivable, net of allowance for bad debts of
    $6,711,000 (2001) and $1,959,000 (2000).................    18,068,000     20,082,000
  Unbilled receivables......................................     5,988,000      6,131,000
  Other current assets......................................     9,633,000      7,680,000
                                                              ------------   ------------
TOTAL CURRENT ASSETS........................................    95,147,000    127,301,000
Fixed assets, net...........................................    57,450,000     55,569,000
Intangible assets, net of accumulated amortization of
  $2,033,000 (2001) and $1,676,000 (2000)...................     5,276,000      5,557,000
Goodwill, net of accumulated amortization of $3,118,000
  (2001) and $2,435,000 (2000)..............................    11,475,000      6,582,000
Officer loans...............................................     7,041,000      4,563,000
Other assets................................................    14,216,000     16,091,000
                                                              ------------   ------------
TOTAL ASSETS................................................  $190,605,000   $215,663,000
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $ 19,830,000   $ 20,737,000
  Accrued expenses..........................................    25,902,000     20,061,000
  Loan payable, current portion.............................     2,374,000      2,462,000
  Deferred revenue..........................................     2,359,000      1,428,000
                                                              ------------   ------------
TOTAL CURRENT LIABILITIES...................................    50,465,000     44,688,000

LONG TERM LIABILITIES
  Loan payable, long term portion...........................     1,259,000      1,902,000
  Deferred rent.............................................     2,534,000      2,199,000
STOCKHOLDERS' EQUITY:
  Preferred Stock, authorized 10,000,000 shares:
  Series 1999A junior-non-voting convertible preferred
    stock, $.001 par value, 2,300,000 shares authorized,
    58,140 shares outstanding at March 31, 2001 and
    December 31, 2000.......................................            --             --
  Common stock, $.001 par value, 200,000,000 shares
    authorized 68,030,224 and 66,927,883 shares issued and
    outstanding at March 31, 2001 and December 31, 2000,
    respectively............................................        68,000         67,000
  Common stock issuable.....................................     3,300,000      7,800,000
  Additional paid-in-capital................................   520,940,000    516,311,000
  Accumulated deficit.......................................  (385,093,000)  (353,867,000)
  Deferred compensation.....................................    (1,891,000)    (2,636,000)
  Other comprehensive loss..................................      (977,000)      (801,000)
                                                              ------------   ------------
Total stockholders' equity..................................   136,347,000    166,874,000
                                                              ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $190,605,000   $215,663,000
                                                              ============   ============

                See accompanying notes to financial statements.

                   STARMEDIA NETWORK, INC., AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2001            2000
                                                              -------------   -------------
                                                                       (UNAUDITED)
Revenues....................................................  $ 16,039,000    $ 10,056,000
Operating expenses:
  Product and technology development........................    14,542,000      15,900,000
  Sales and marketing.......................................    19,664,000      18,587,000
  General and administrative................................     7,674,000       8,075,000
  Depreciation and amortization.............................     5,739,000       4,544,000
  Stock-based compensation expense..........................       715,000       1,212,000
                                                              ------------    ------------
  Total operating expenses..................................    48,334,000      48,318,000
                                                              ------------    ------------

Loss from operations........................................   (32,295,000)    (38,262,000)
Other income (expense):
  Interest income...........................................     1,375,000       3,463,000
  Interest expense..........................................      (184,000)       (320,000)
  Other expenses............................................       (35,000)             --
                                                              ------------    ------------
Loss before provision for income taxes......................   (31,139,000)    (35,119,000)
Provision for income taxes..................................       (87,000)             --
                                                              ------------    ------------
Net loss....................................................  $(31,226,000)   $(35,119,000)
                                                              ============    ============

Basic and diluted net loss per common share.................  $      (0.46)   $      (0.54)
                                                              ============    ============

Number of shares used in computing basic and diluted net
  loss per share............................................    67,467,437      64,639,789
                                                              ============    ============

                See accompanying notes to financial statements.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                                                                      (UNAUDITED)
OPERATING ACTIVITIES
Net loss....................................................  $(31,226,000)  $(35,119,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  operating activities:
  Depreciation and amortization.............................     5,739,000      4,544,000
  Provision for bad debts...................................     6,280,000         19,000
  Amortization of stock-based compensation..................       715,000      1,212,000
  Deferred rent expense.....................................       335,000      1,053,000
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (4,206,000)    (4,299,000)
    Unbilled receivables....................................       143,000             --
    Other assets............................................    (1,960,000)    (2,032,000)
    Accounts payable and accrued expenses...................      (667,000)    16,575,000
    Deferred revenues.......................................       999,000        798,000
                                                              ------------   ------------
Net cash used in operating activities.......................   (23,848,000)   (17,249,000)
INVESTING ACTIVITIES
Purchase of fixed assets....................................    (7,186,000)   (19,692,000)
Intangible assets...........................................      (104,000)      (763,000)
Other assets................................................     1,918,000     (5,712,000)
Officer loans...............................................    (2,478,000)            --
Cash paid for acquisitions..................................            --     (2,091,000)
                                                              ------------   ------------
Net cash used in investing activities.......................    (7,850,000)   (28,258,000)
FINANCING ACTIVITIES
Issuance of common stock....................................        22,000      1,687,000
Repayment of long-term debt.................................      (731,000)      (352,000)
Payments under capital leases...............................            --        (51,000)
                                                              ------------   ------------
Net cash (used in) provided by financing activities.........      (709,000)     1,284,000
Effect of exchange rate changes on cash and cash
  equivalents...............................................       457,000        166,000
Net decrease in cash and cash equivalents...................   (31,950,000)   (44,057,000)
Cash and cash equivalents, beginning of period..............    93,408,000    274,089,000
                                                              ------------   ------------
Cash and cash equivalents, end of period....................  $ 61,458,000   $230,032,000
                                                              ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid...............................................  $    184,000   $    310,000
                                                              ============   ============
Income taxes paid...........................................  $    392,000   $         --
                                                              ============   ============
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING
  ACTIVITIES
Accrued costs for acquisitions..............................  $  5,576,000   $         --
                                                              ============   ============
Shares issued for acquisitions..............................  $  4,639,000   $         --
                                                              ============   ============

                See accompanying notes to financial statements.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

    The accompanying condensed consolidated financial statements include the accounts of StarMedia Network, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All intercompany account balances and transactions have been eliminated in consolidation. StarMedia Network, Inc. was incorporated under Delaware law in March 1996.

    The Company is an Internet media company targeting Spanish- and Portuguese-speaking markets worldwide. The Company's network consists of interest-specific channels, extensive Web-based community features, sophisticated search capabilities and access to online shopping in Spanish and Portuguese. These channels cover topics of interest to Spanish and Portuguese speakers online, including local and regional news, business and sports. The Company promotes user affinity to the StarMedia community by providing tools and services such as Spanish- and Portuguese-language e-mail, chat rooms, instant messaging and personal homepages.

    The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2. BARTER TRANSACTIONS

    A portion of the Company's revenues are derived from barter transactions (agreements whereby the Company trades advertising on its Network or services in exchange for advertising from unrelated parties). Barter advertising revenues and expenses are recognized in accordance with Emerging Issues Task Force Issue No. 97-17, "Accounting for Barter Advertising". Barter service revenues and expenses are recognized in accordance with Accounting Principals Board Opinion No. 29, "Accounting for Nonmonetary Transactions". Revenues from barter transactions are recognized during the period in which the advertisements are displayed on the Company's Network or the services are rendered. Barter expense is recognized when the Company's advertisements are run by the unrelated party, which is typically the same period when the barter revenues are recognized. For the three months ended March 31, 2000 and 2001, revenue derived from advertising barter transactions were approximately $1.4 million and $2.1 million, respectively. For the three months ended March 31, 2000 and 2001, revenue derived from service barter transactions were approximately $0 and $1.3 million, respectively.

3. EARNOUTS

    In connection with the acquisitions of PageCell International Holdings Inc. ("PageCell") in September 1999 and the acquisition of Adnet.S.A. de C.V. ("Adnet") in April 2000, the Company has accrued approximately $1.0 million and $4.5 million as of March 31, 2001, respectively, as a result of certain revenue targets being met. The PageCell earnout is the final earnout pursuant to the agreement. Pursuant to the Adnet acquisition agreement, the Company is obligated to pay additional consideration in the form of StarMedia common stock over a five-year period from the acquisition date, subject to Adnet meeting certain specified performance targets. Such earnouts will be accrued as the targets are met.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

4. FOREIGN CURRENCY AND INTERNATIONAL OPERATIONS

    The functional currency of the Company's active subsidiaries in Argentina, Brazil, Chile, Mexico, Spain and Colombia is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using period-end exchange rates for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains and losses are deferred and accumulated as a component of stockholders' equity. The functional currency of the Company's Venezuelan subsidiary which in a highly inflationary, is the U.S. dollar. Accordingly, the U.S. dollar is the functional currency, and monetary assets and liabilities are translated using the current exchange rate in effect at the period-end date, while nonmonetary assets and liabilities are translated at historical rates. Operations are generally translated at the weighted average exchange rate in effect during the period. The resulting foreign exchange gains and losses are recorded in the consolidated statement of operations.

5. STOCKHOLDERS' EQUITY

COMMON STOCK

    In February 2001, the Company issued 1,058,476 shares of its common stock in connection with its settlement of a guarantee related to the Gratis 1 transaction described in Note 8 below, valued at approximately $4,500,000. Also in February of 2001, the Company issued 8,035 shares of its common stock in connection with its November 1999 acquisition of Paisas, valued at approximately $139,000.

    During the three months ended March 31, 2001, the Company issued 35,830 shares of its common stock for approximately $22,000 in connection with the exercise of stock options.

6. STOCK OPTIONS

    In connection with the granting of stock options in 1998 and the exchange of non-qualified options to incentive stock options, the Company recorded deferred compensation of approximately $19,087,000. In connection with the granting of stock options in 1999, the Company recorded additional deferred compensation of approximately $6,195,000. Deferred compensation is adjusted quarterly for exercises, cancellations and terminations and is being amortized for financial reporting purposes over the vesting period of the options. The amounts recognized as expense during the three month period ended March 31, 2001 and March 31, 2000 were approximately $715,000 and $1,212,000, respectively.

    Diluted net loss per share does not include the effect of options to purchase 23,399,356 and 16,033,136 shares of common stock at March 31, 2001 and 2000, respectively.

7. LONG-TERM DEBT

    At March 31, 2001, approximately $3.6 million (of which $2.4 million is current) of long-term debt was outstanding. Amounts outstanding are payable in monthly installments of principal and interest of approximately $240,000, bear interest ranging from 13.6% to 15.7% per annum and are secured by certain of the Company's computer equipment and furniture and fixtures.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

8. RELATED PARTY TRANSACTIONS

    GRATIS1

    During 2000, the Company acquired a non-controlling 50% interest in Gratis1 ("G1"), which was subsequently reduced to approximately 48%. G1 was formed to provide free unlimited internet access to users in Latin America. The owners of G1 also included Chase Equity Associates, The Flatiron Fund 2000 LLC, the Flatiron Associates II LLC and CMGI, among others. The Company accounted for its investment in G1 under the equity method of accounting and during the second quarter of 2000, the Company's share of equity losses in G1 exceeded its investment basis of $2.5 million and the investment was written-off.

    Chase Equity Associates, The Flatiron Fund 2000 LLC and the Flatiron Associates II LLC (the "Lenders") purchased debt securities from G1 in an aggregate amount of $17,300,000. Approximately $10,300,000 of such securities were backed by a limited guaranty by the Company, payable in its common stock. In January 2001, G1 ceased operations and in February 2001, the Company issued to the Lenders 1,058,476 shares of its common stock with a market value of approximately $4,500,000 pursuant to the guaranty of 7,000,000 of such securities. The Lenders have not yet requested payment under the guaranty with respect to the remaining $3,300,000 of such debt securities, however the Company estimates that it will issue additional common stock with a market value of approximately $3,300,000 in connection therewith. Accordingly, at March 31, 2000, the Company has a remaining accrual of $3,300,000. With respect to the $7,000,000 of such debt securities which were not subject to such limited guarantee, in the event of a change of control of the Company, the Lenders would have the right to put (and the Company would have a corresponding right to call) such securities to the Company for shares of its common stock or merger consideration, as the case may be, at their fair market value for the face amount of such debt securities plus a 25% annualized return.

    During the third quarter of 2000, an agreement between the Company and AT&T Global Network Services (AT&T) to provide Internet access services in Argentina, Brazil, Chile, Colombia and Mexico was assigned to G1. As of March 31, 2001, AT&T was entitled to draw upon a $1.8 million letter of credit, guaranteed by StarMedia, in the event G1 fails to perform under this agreement. Despite the status of G1, no action to date has been taken by AT&T.

    On January 31, 2001 the Company entered into Letter Agreements with Fernando
J. Espuelas and Jack C. Chen, which amended their existing letter agreements, dated as of December 28, 2000. These agreements are attached hereto as Exhibits
10.1 and 10.2, respectively and descriptions thereof appear in Note 9 below.

9. DUE FROM OFFICERS

    During the year ended December 31, 2000, the Company provided lines of credit to certain employees. Such lines, aggregating $6.9 million are non-recourse and bear interest at rates ranging from 6.75% to 10.0% per annum. In January 2001 the $1.0 million lines available to the Company's Chairman and Chief Executive and President were increased to $4.0 million each. At March 31, 2001, the Company had loans receivable from officers totaling approximately $7.0 million. These loans are secured to the extent permitted by Regulation U under the Securities Exchange Act of 1934, as amended, and are otherwise non-recourse to the borrower. Under the respective terms of their letter agreements, the loans provided to the Chairman and Chief Executive Officer and the President will

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

9. DUE FROM OFFICERS (CONTINUED)
become due and payable within 30 days of the occurrence of certain events. Under the respective terms of their loan and employment agreements, the loans provided to the Chief Financial Officer and the Senior Vice President, General Counsel will become due and payable within 30 days if the Company terminates their employment for cause or they terminate their employment without good reason, or within 60 days if their employment is terminated due to disability. The Company will forgive up to $1,000,000 of the loans to the Chairman and Chief Executive Officer and the President if the Company terminates either of their employment without cause or either of them terminates his employment with good reason, or in the event of a change in control of the Company, provided that they are employed with the Company on the date of such event. In the case of the Chief Financial Officer or the Senior Vice President, General Counsel, the Company will forgive half of the loan amounts made if the Company terminates their employment without cause or they terminate their employment with good reason. The loan provided to the President, StarMedia de Mexico and President, Global Sales becomes due and payable within 30 days of the termination, for any reason, of her employment with the Company. Loans that are intended to be forgiven over the term of employment are being charged to compensation expense on a straight-line basis over the forgiveness period.

    In connection with the amendments in January 2001, in the event of a change of control of the Company, pursuant to the terms of their respective letter agreements, the Chairman and Chief Executive Officer and the President have the right, within 60 days of such change of control, to put to the Company 1,000,000 shares of common stock at a price equal to the market value of such shares on the date of the change of control and if on May 31, 2002, any amounts borrowed under their respective lines of credit and any interest thereon remain outstanding, the Company has a right to call 1,000,000 shares of common stock owned by them, at a price per share equal to the greater of $6.00 or the fair market value on the date of the call notice. Proceeds from any such sale must be used to repay amounts borrowed under the respective line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND FUTURE PERFORMANCE OF THE COMPANY WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" OR SIMILAR LANGUAGE. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENTS. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 UNDER THE CAPTION "RISK FACTORS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN.

OVERVIEW

    StarMedia Network, Inc. was incorporated in Delaware in March 1996. We commenced operations in September 1996 and launched the StarMedia network in December 1996. In May 1999, we completed the initial public offering of our common stock and in October 1999 we completed a follow-on public offering of our common stock. Our principal executive offices are located at 75 Varick Street, New York, New York 10013 and our telephone number is (212) 905-8200.

    StarMedia Network is a leading Internet media company targeting Spanish- and Portuguese-speaking markets worldwide. Our network consists of 14 branded Internet properties:

    - STARMEDIA (www.starmedia.com), a leading portal for Spanish and Portuguese speakers;

    - LATINRED (www.latinred.net), one of the largest Spanish language online communities;

    - CADE? (www.cade.com.br), a premiere online directory in Brazil;

    - ZEEK! (www.zeek.com.br), a major online directory of Portuguese language sites;

    - ADNET (www.adnet.com.mx), Mexico's largest Web directory;

    - OPENCHILE (www.openchile.cl), a comprehensive Chilean directory and guide;

    - BATEPAPO (www.batepapo.com.br), one of Brazil's leading chat portals;

    - GUIA SP (www.guiasp.com.br), GUIA RJ (www.guiarj.com.br) and GUIA NACIDADE (www.nacidade.com), Brazil's largest metropolitan Web directories;

    - PANORAMAS (www.panoramas.cl), a leading Chilean guide for Santiago;

    - PAISAS.COM (www.paisas.com) and YOINVITO (www.yoinvito.com), leading online Colombian city guides;

    - PERISCOPIO (www.periscopio.com), a powerful information portal for Spanish speakers worldwide.

    It also operates StarMedia Mobile, the Company's wireless division.

    Through these properties, we offer our users a variety of in-language interest-specific areas or channels, extensive Web-based community features, sophisticated search capabilities and online shopping. Our content covers a broad array of topics of interest to Spanish- and Portuguese-speaking audiences, including local and regional news, business and sports. We promote user affinity to the StarMedia community by providing tools and services such as Spanish and Portuguese language e-mail, chat rooms, instant messaging and personal homepages. We provide our content and community features to our users free of charge.

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

    Despite the rapid growth of non-English speaking Internet users worldwide, approximately 80 to 85% of the content on the Internet remains in English. We believe that an increasing number of Spanish- and Portuguese-speaking Internet users are seeking a full-service Internet offering in their local language that provides them with:

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

    On March 30, 2001, the Company entered into an agreement to acquire certain assets of Obsidiana, Inc., a premier on-line destination for Latin American women, in exchange for 1,125,000 shares of the Company's common stock. The acquired assets include Obsidiana's content library, its key trademarks and domain names, and certain fixed assets located in the United States, Mexico and Argentina. The transaction is subject to customary closing conditions and is expected to close during the second fiscal quarter. The stockholders of Obsidiana include J.P. Morgan Partners (SBIC), LLC and The Flatiron Fund 2000 LLC.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31,
  2000

    REVENUES

    Total revenues increased to $16.0 million for the three months ended
March 31, 2001 from $10.1 million, for the three months ended March 31, 2000. This increase in revenues was primarily due to an increase in the volume of revenue-producing advertising impressions and sponsorships. Barter revenue for the three months ended March 31, 2001 and 2000 were 21% and 14%, respectively.

    For the three months ended March 31, 2001, no single advertiser accounted for more than 10% of our total revenues. For the three months ended March 31, 2000, one single advertiser accounted for more than 10% of our total revenues. For the three months ended March 31, 2001, our top five advertisers accounted for 34% of our total revenues. For the three months ended March 31, 2000, our top five advertisers account for 29% of our total revenues.

    OPERATING EXPENSES

    PRODUCT AND TECHNOLOGY

    Product and technology expenses decreased to $14.5 million, or 91% of total revenues, for the three months ended March 31, 2001, from $15.9 million, or 158% of total revenues, for the three months ended March 31, 2000. This decrease was primarily due to a decrease of approximately $700,000 in expenses related to content acquisition and $800,000 for hosting costs.

    SALES AND MARKETING

    Sales and marketing expenses increased from $18.6 million, or 185% of total revenues for the three months ended March 31, 2000 to $19.7 million, or 123% of total revenues for the three months ended March 31, 2001. This increase was primarily due to the net effect of decreases in advertising, salaries, trade show events, marketing, legal, consulting and contract fees, totaling approximately $5.2 million offset by an increase for bad debt reserve of $6.3 million. We believe the Company has ample coverage for bad debt and will continue to review the collectibility of our receivables.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses decreased to $7.7 million, or 48% of total revenues, for the three months ended March 31, 2001, from $8.1 million, or 80% of total revenues, for the three months ended March 31, 2000. The decrease in general and administrative expenses was primarily due to decreases in legal, tax, audit, and rent expense, offset by an increase in salaries and related charges.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses increased to $5.7 million, or 36% of total revenues, for the three months ended March 31, 2001, from $4.5 million or 45% of total revenues, for the three months ended March 31, 2000. This increase is due to the net effect of an increase in depreciation expense due to additional capital purchases offset by a decrease of goodwill amortization due to an impairment of goodwill in December 2000. We expect that depreciation and amortization expenses will continue to increase as additional capital purchases are incurred during 2001.

    STOCK-BASED COMPENSATION EXPENSE

    Of the cumulative deferred compensation amount, $715,000 was recorded as an expense for the three months ended March 31, 2001 compared with $1.2 million recorded as expense for the three months ended March 31, 2000. The unamortized balance is being amortized over the vesting period for the individual options, which is typically three years for options issued prior to February 1999 and four years for options issued thereafter.

    INTEREST

    Interest income includes income from our cash and investments. Interest income decreased to $1.4 million for the three months ended March 31, 2001 from $3.5 million for the three months ended March 31, 2000. Interest income decreased as a result of a decrease in the average invested cash balance for the above periods.

    Interest expense decreased to $184,000 for the three months ended March 31, 2001 from $320,000 for the three months ended March 31, 2000. Interest expense decreased as a result of a decrease in the average loan balance outstanding for the above periods.

    LIQUIDITY AND CAPITAL RESOURCES

    To date, we have financed our operations primarily through the sale of our equity securities. At March 31, 2001, we had $61.5 million in cash and cash equivalents, a decrease of $32.0 million from December 31, 2000.

    For the three months ended March 31, 2001, we used $23.8 million in operating activities, substantially related to our $31.2 million loss during the period, which included non-cash activities such as $5.7 million for depreciation and amortization, $6.3 million in provision for bad debts and $715,000 for amortization of stock based compensation. In addition, for the three months ended March 31, 2001, we used $7.9 million in investing activities, including $7.2 million for fixed assets.

    Net cash (used in) provided by financing activities were ($709,000) and $1.3 million for the three months ended March 31, 2001 and 2000, respectively. Net cash used on financing activities during the three months ended March 31, 2001 consisted primarily of repayment of long-term debt, offset by proceeds from issuance of common stock. Net cash provided by financing activities during the three months ended March 31, 2000 consisted primarily of proceeds from issuance of common stock.

    At March 31, 2001, approximately $3.6 million (of which $2.4 million is current) of long-term debt was outstanding. Amounts outstanding are payable in monthly installments of principal and interest of approximately $240,000, bear interest ranging from 13.6% to 15.7% per annum and are secured by certain computer equipment and furniture and fixtures.

    Our principal commitments consist of obligations outstanding under capital and operating leases.

    We have experienced a substantial increase in our capital expenditures and operating lease arrangements since our inception consistent with the growth in our operations and staffing. We will continue to evaluate possible investments in businesses, products and technologies.

    While we recently announced our intent to reduce operating expenses significantly, through a reduction of our work force and other operating costs, our current cash and cash equivalents may not be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. If working capital is insufficient to satisfy our liquidity requirements, we will seek to sell additional equity or debt securities or establish an additional credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    In December 2000, a consulting company filed suit against the Company claiming unpaid fees of approximately $2,322,000. The Company has denied all material allegations since, among other things, the services were rendered to an unfunded subsidiary and the consulting company was notified that the Company would not be liable for such fees. Management believes that the above matter will be resolved without any material adverse impact to the Company's financial position, results of operations or cash flows.

    The Company is subject to legal proceedings and claims in the ordinary course of business from time to time, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with our e-mail, message boards and other communications and community features, such as claims alleging defamation and invasion of privacy. At this time, in the opinion of management, there are no pending claims, including the above-mentioned lawsuit, the outcome of which are expected to result in a material adverse effect or the consolidated financial position or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following Exhibits are filed with this report (numbered in accordance with Item 601 of Regulation S-K).

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
        10.1            Letter Agreement, dated as of January 31, 2001, between the
                        Company and Fernando J. Espuelas.
        10.2            Letter Agreement, dated as of January 31, 2001, between the
                        Company and Jack C. Chen.
        10.3            Lease Agreement, dated as of November 22, 1999 between The
                        Rector, Church-Wardens And Vestrymen Of Trinity Church In
                        The City Of New York, as Landlord and the Company, as
                        Tenant.
        10.4            First Amendment Of Lease, dated as of October 1, 2000 by and between The Rector, Church-Wardens And Vestrymen Of Trinity
                        Church In The City Of New York, as Landlord and the Company,
                        as Tenant.

    (b)  Reports on Form 8-K:

    NONE.

ITEM 7.  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2001

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