Form 10-Q
period 2001-06-30
STARMEDIA NETWORK INC
filed 2001-08-14
CIK 1057334

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     1-15015
                            -------------------------

                            (COMMISSION FILE NUMBER)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            -------------------------

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

                            -------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

         As of June 30, 2001, there were 70,411,071 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                          PAGE NO.

PART I.              FINANCIAL INFORMATION

             Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     Condensed Consolidated Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000 (audited)      1
                     Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June
                     30, 2001 and 2000.................................................................................      2
                     Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001
                     and 2000..........................................................................................      3
                     Notes to Unaudited Condensed Consolidated Financial Statements....................................      4

             Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............      9
             Item 3. Quantitative and Qualitative Disclosure About Market Risk.........................................      16

PART II.             OTHER INFORMATION

             Item 1. Legal Proceedings.................................................................................      17
             Item 2. Changes In Securities and Use of Proceeds.........................................................      17
             Item 3. Defaults upon Senior Securities...................................................................      18
             Item 4. Submission of Matters to a Vote of Security Holders...............................................      18
             Item 5. Other Information.................................................................................      19
             Item 6. Exhibits and Reports on Form 8-K..................................................................      19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30, 2001  DECEMBER 31, 2000
                                                                                       --------------------------------
                                                                                        (UNAUDITED)       (AUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................................................   $  59,223,000    $  93,408,000
  Accounts receivable, net of allowance for bad debts of $6,580,000 (2001)
     and $1,959,000 (2000) .........................................................      14,483,000       20,082,000
  Unbilled receivables .............................................................       6,797,000        6,131,000
  Other current assets .............................................................      16,642,000        7,680,000
                                                                                       -------------    -------------
TOTAL CURRENT ASSETS ...............................................................      97,145,000      127,301,000
  Fixed assets, net ................................................................      54,075,000       55,569,000
  Intangible assets, net of accumulated amortization of $ 2,353,000 (2001)
     and $1,676,000 (2000) .........................................................       4,944,000        5,557,000
  Goodwill, net of accumulated amortization of $ 4,317,000 (2001)
      and $2,435,000 (2000) ........................................................      15,962,000        6,582,000
  Officer loans ....................................................................         800,000        4,563,000
  Other assets .....................................................................      10,520,000       16,091,000
                                                                                       -------------    -------------
TOTAL ASSETS .......................................................................   $ 183,446,000    $ 215,663,000
                                                                                       =============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable .................................................................   $  10,139,000    $  20,737,000
  Accrued expenses .................................................................      22,609,000       15,226,000
  Loan payable, current portion ....................................................              --        2,462,000
  Deferred revenue .................................................................       3,555,000        1,428,000
                                                                                       -------------    -------------
TOTAL CURRENT LIABILITIES ..........................................................      36,303,000       39,853,000
  Loan payable, long term portion ..................................................              --        1,902,000
  Deferred rent ....................................................................       3,460,000        2,199,000
  Preferred dividends payable ......................................................         183,000               --
SERIES A CONVERTIBLE PREFERRED STOCK
  Series A Convertible Preferred Stock, $.001 par value, 1,960,784 shares
    authorized, 1,431,373 shares issued and outstanding at June 30, 2001) ..........      35,055,000               --
STOCKHOLDERS' EQUITY:
  Preferred Stock, authorized 10,000,000 shares:
  Series 1999A junior-non-voting convertible preferred stock, $.001 par value,
    2,300,000 shares authorized, 58,140 shares outstanding at June 30, 2001 and
    December 31, 2000, respectively ................................................              --               --
  Common stock, $.001 par value, 200,000,000 shares authorized, 70,411,071 and
    66,927,883 shares issued and outstanding at June 30, 2001 and December 31, 2000,
    respectively ...................................................................          70,000           67,000
  Common stock issuable ............................................................      15,637,000       12,635,000
  Additional paid-in-capital .......................................................     527,861,000      516,311,000
  Accumulated deficit ..............................................................    (433,137,000)    (353,867,000)
  Deferred compensation ............................................................      (1,135,000)      (2,636,000)
  Other comprehensive loss .........................................................        (851,000)        (801,000)
                                                                                       -------------    -------------
Total stockholders' equity .........................................................     108,445,000      171,709,000
                                                                                       -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................................   $ 183,446,000    $ 215,663,000
                                                                                       =============    =============

                See accompanying notes to financial statements.

                    STARMEDIA NETWORK, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                    ----------------------------    ------------------------------
                                                                        2001            2000             2001            2000
                                                                    ------------    ------------    -------------    -------------
                                                                             (UNAUDITED)                      (UNAUDITED)
Revenues ........................................................   $ 14,204,000    $ 13,764,000    $  30,243,000    $  23,820,000
Operating expenses:
  Product and technology development ............................     14,234,000      19,458,000       28,776,000       35,358,000
  Sales and marketing ...........................................     15,626,000      22,274,000       35,290,000       40,861,000
  General and administrative ....................................      7,472,000       7,702,000       15,146,000       15,777,000
  Restructuring charges .........................................     15,456,000              --       15,456,000               --
  Depreciation and amortization .................................      7,100,000       7,289,000       12,839,000       11,833,000
  Stock-based compensation expense ..............................        683,000       1,108,000        1,398,000        2,320,000
                                                                    ------------    ------------    -------------    -------------

  Total operating expenses ......................................     60,571,000      57,831,000      108,905,000      106,149,000
                                                                    ------------    ------------    -------------    -------------

Loss from operations ............................................    (46,367,000)    (44,067,000)     (78,662,000)     (82,329,000)
Other income (expense):
  Interest income ...............................................        920,000       3,330,000        2,295,000        6,793,000
  Interest expense ..............................................       (681,000)       (364,000)        (865,000)        (684,000)
  Loss in unconsolidated subsidiary .............................     (1,800,000)     (2,500,000)      (1,800,000)      (2,500,000)
  Other income / (expenses) .....................................         90,000        (373,000)          55,000         (373,000)
                                                                    ------------    ------------    -------------    -------------

Loss before provision for income taxes ..........................    (47,838,000)    (43,974,000)     (78,977,000)     (79,093,000)
Provision for income taxes ......................................             --          (7,000)         (87,000)          (7,000)
                                                                    ------------    ------------    -------------    -------------
Net loss ........................................................   $(47,838,000)   $(43,981,000)   $ (79,064,000)   $ (79,100,000)
Preferred stock dividends and accretion .........................       (206,000)             --         (206,000)              --
Net loss available to common stockholders .......................   $(48,044,000)   $(43,981,000)   $ (79,270,000)   $ (79,100,000)
                                                                    ============    ============    =============    =============
Basic and diluted net loss per common share .....................   $      (0.69)   $      (0.67)   $       (1.15)   $       (1.21)
                                                                    ============    ============    =============    =============
Number of shares used in computing basic and diluted net loss per
  share .........................................................     70,001,765      65,706,679       68,693,438       65,173,234
                                                                    ============    ============    =============    =============

                 See accompanying notes to financial statements.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                                                            ---------------------------------
                                                                                  2001            2000
                                                                              ------------    -------------
                                                                                       (UNAUDITED)
OPERATING ACTIVITIES
Net loss ..................................................................   $(79,064,000)   $ (79,100,000)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...........................................     12,839,000       11,833,000
  Provision for bad debts .................................................     12,793,000          225,000
  Amortization of stock-based compensation ................................      1,398,000        2,320,000
  Writedown of officer loans ..............................................     10,397,000               --
  Deferred rent expense ...................................................      1,261,000        2,151,000

Changes in operating assets and liabilities:
  Accounts receivable .....................................................     (6,790,000)      (4,194,000)
  Unbilled receivables ....................................................       (666,000)              --
  Other assets ............................................................     (5,837,000)      (9,442,000)
  Accounts payable and accrued expenses ...................................     (2,476,000)      23,173,000
  Deferred revenues .......................................................      2,235,000          588,000
                                                                              ------------    -------------
Net cash (used in) operating activities ...................................    (53,910,000)     (52,446,000)
INVESTING ACTIVITIES
Purchase of fixed assets ..................................................     (9,081,000)     (32,244,000)
Intangible assets .........................................................       (150,000)      (1,209,000)
Other assets ..............................................................      5,661,000      (13,213,000)
Officer loans .............................................................     (6,836,000)              --
Cash paid for acquisitions ................................................     (2,133,000)      (7,527,000)
                                                                              ------------    -------------
Net cash (used in) investing activities ...................................    (12,539,000)     (54,193,000)
FINANCING ACTIVITIES
Issuance of common stock ..................................................        204,000        3,139,000
Repayment of long-term debt ...............................................     (4,364,000)        (752,000)
Issuance of convertible preferred stock ...................................     36,500,000               --
Payments under capital leases .............................................             --          (58,000)
                                                                              ------------    -------------
Net cash provided by financing activities .................................     32,340,000        2,329,000
Effect of exchange rate changes on cash and cash equivalents ..............        (76,000)          99,000
                                                                              ------------    -------------
Net decrease in cash and cash equivalents .................................    (34,185,000)    (104,211,000)
Cash and cash equivalents, beginning of period ............................     93,408,000      274,089,000
                                                                              ------------    -------------
Cash and cash equivalents, end of period ..................................   $ 59,223,000    $ 169,878,000
                                                                              ============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid .............................................................   $    865,000    $     674,000
                                                                              ============    =============
Income taxes paid .........................................................   $    392,000    $          --
                                                                              ============    =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of content through common stock to be issued ..................   $  3,000,000    $          --
                                                                              ============    =============
Shares issued/issuable for acquisitions ...................................   $ 18,635,000    $          --
                                                                              ============    =============
Accrued purchases of fixed assets .........................................   $    552,000    $          --
                                                                              ============    =============

                See accompanying notes to financial statements.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

         The Company is the leading integrated Internet media and solutions company targeting Spanish- and Portuguese-speaking markets worldwide, providing technology and services that enable consumers and businesses to take full advantage of the Internet. The Company's network consists of interest-specific channels, extensive Web-based community features, sophisticated search capabilities and access to online shopping in Spanish and Portuguese. These channels cover topics of interest to Spanish and Portuguese speakers online, including local and regional news, business and sports. The Company promotes user affinity to the StarMedia community by providing tools and services such as Spanish- and Portuguese-language e-mail, chat rooms, instant messaging and personal homepages. The Company also operates StarMedia Mobile, the leading mobile Internet enabler for wireless carriers in Latin and South America. Through partnerships and strategic alliances in the region, StarMedia Mobile allows millions of users to access and receive Internet content through wireless devices, such as pagers, cellular phones, PCS handsets, GSM handsets and personal digital assistants, or PDAs.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States to be complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

         Certain amounts in the prior year's financial statements have been reclassified to conform to the current period's presentation.

2.       BARTER TRANSACTIONS

         A portion of the Company's revenues is derived from barter transactions (agreements whereby the Company trades advertising on its network or services in exchange for advertising or services from unrelated parties). Barter advertising revenues and expenses are recognized in accordance with Emerging Issues Task Force Issue No. 99-17, "Accounting for Barter Advertising". Barter service revenues and expenses are recognized in accordance with Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions". Revenues from barter transactions are recognized during the period in which the advertisements are displayed on the Company's network or the services are rendered. Barter expense is recognized when the Company's advertisements are run or services are rendered by the unrelated party. For the three months ended June 30, 2001 and 2000, revenues derived from barter transactions were approximately $3.6 million and $1.9 million, respectively. For the six months ended June 30, 2001 and 2000, revenues derived from barter transactions were approximately $7.0 million and $3.4 million, respectively.

3.       FOREIGN CURRENCY AND INTERNATIONAL OPERATIONS

         The functional currency of the Company's active subsidiaries in Argentina, Brazil, Chile, Mexico, Spain and Colombia is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using period-end exchange rates for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains and losses are deferred and accumulated as a component of stockholders' equity. The functional currency of the Company's active subsidiary in Venezuela, which is a highly inflationary economy, is the U.S. dollar. Accordingly, monetary assets and liabilities are translated using the current exchange rate in effect at the period-end date, while nonmonetary assets and liabilities are translated at historical rates. Operations are generally translated at the weighted average exchange rate in effect during the period. The resulting foreign exchange gains and losses are recorded in the consolidated statements of operations.

4.       STOCKHOLDERS' EQUITY

         In February 2001, the Company issued 1,058,476 shares of its common stock in connection with its settlement of a guarantee related to the Gratis 1 transaction described in Note 6 below, valued at approximately $4.5 million. Also in February of 2001, the Company issued 8,035 shares of its common stock in connection with its November 1999 acquisition of Paisas.com, valued at approximately $139,000. In April 2001, in connection with its February 2000 acquisition of Ola Turista Ltda., the owner of Guia and Guia RJ, and its September 1999 acquisition of PageCell International Holdings, Inc., the Company issued 592,128 shares and 528,787 shares, valued at approximately $1.1 million and $962,000, respectively.

         In connection with its April 2000 acquisition of Adnet S.A. de C.V. ("Adnet"), the Company is obligated to pay additional consideration in the form of StarMedia common stock over a five-year period from the acquisition date, subject to Adnet meeting certain specified performance targets. Such earnouts will be accrued as common stock issuable as the targets are met.

         During the six months ended June 30, 2001, the Company issued 104,627 shares of its common stock for approximately $57,000 in connection with the exercise of stock options. Additionally, the Company sold 66,135 shares of common stock for approximately $147,000 in connection with its Employee Stock Purchase Plan.

         During the quarter ended June 30, 2001, the Company issued 1,431,373 shares of its Series A Convertible Preferred Stock at a price per share of $25.50 to Bell South Enterprises, Inc. ("BellSouth") and certain other investors resulting in total proceeds of approximately $35.1 million to the Company, net of issuance costs of approximately $1.4 million (the "BellSouth Investment"). These shares are convertible into 14,313,730 shares of the Company's common stock at any time at the option of the holder. After 60 months from the date of issuance, the Company shall redeem the Series A Preferred Stock for cash or shares of the Company's common stock, in an amount equal to $36.5 million, plus accrued dividends thereon. The carrying value of the Series A Convertible Preferred Stock is being accreted up to its redemption value over 60 months using the effective interest method. Such accretion was $23,000 during the quarter ended June 30, 2001. Dividends accrued at 6% per annum and totaled approximately $183,000 during the quarter ended June 30, 2001.

         In addition, in connection with the BellSouth Strategic Agreement (see
Note 6), the Company agreed to issue warrants to BellSouth to purchase up to 4,500,000 shares of the Company's common stock, with exercise prices ranging from $4.55 to $8.55 per share that vest in May 2002 and expire during the period from May 2005 through May 2007. These warrants were valued, by an independent appraiser, at approximately $2.2 million and will be amortized over 60 months.

5.       STOCK OPTIONS

         In connection with the granting of stock options in 1998 and the exchange of non-qualified options to incentive stock options, the Company recorded deferred compensation of approximately $19.1 million. In connection with the granting of stock options in 1999, the Company recorded additional deferred compensation of approximately $6.2 million. Deferred compensation is adjusted quarterly for exercises, cancellations and terminations and is being amortized for financial reporting purposes over the vesting period of the options. The amounts recognized as expense during the six-month period ended June 30, 2001 and June 30, 2000 were approximately $1.4 million and $2.3 million, respectively.

         Diluted net loss per share does not include the effect of options to purchase 20,548,000 and 16,072,000 shares of common stock at June 30, 2001 and 2000, respectively.

6.       RELATED PARTY TRANSACTIONS

         GRATIS1

         During 2000, the Company acquired a non-controlling 50% interest in Gratis1 ("G1"), which was subsequently reduced to approximately 48%. G1 was formed to provide free unlimited Internet access to users in Latin America. The owners of G1 also included Chase Equity Associates, The Flatiron Fund 2000 LLC, the Flatiron Associates II LLC, who are significant shareholders of the Company, and CMGI among others. The Company accounted for its investment in G1 under the equity method of accounting and during the second quarter of 2000, the Company's share of equity losses in G1 exceeded its investment basis of $2.5 million and the investment was written-off.

         Chase Equity Associates, The Flatiron Fund 2000 LLC and the Flatiron Associates II LLC (the "Lenders") purchased debt securities from G1 in an aggregate amount of $17.3 million. Approximately $10.3 million of such securities were backed by a limited guaranty by the Company, payable in its common stock. In January 2001, G1 ceased operations and in February 2001, the Company issued to the Lenders 1,058,476 shares of its common stock with a market value of approximately $4.5 million pursuant to the guaranty of approximately $7.0 million of such securities. In connection with the remaining $3.3 million guaranty, the Company will issue 1,148,000 shares of additional common stock valued at $3.00 per share in full settlement of the guaranty. At June 30, 2001, such amount is included in common stock issuable. With respect to the $7.0 million of such debt securities which were not subject to such limited guaranty, in the event of a change of control of the Company, the Lenders would have the right to put (and the Company would have a corresponding right to call) such securities to the Company for shares of its common stock or merger consideration, as the case may be, at their fair market value for the face amount of such debt securities plus a 25% annualized return.

         On May 30, 2001, the Company entered into an agreement with BellSouth to create multi-access portals in Latin America (the "BellSouth Strategic Agreement"). Under the terms of the five-year agreement, the Company will design and service the multi-access portals and mobile applications and provide content, software application integration and support to BellSouth's operating companies in Latin America. BellSouth will supply wireless communications, marketing of services and billing capabilities. The two companies will share revenues generated by the new multi-access portals. All revenues associated with design and maintenance activities and the technology licenses will be recognized ratably over the life of the agreement, while the user fees and transaction revenues will be recognized when the services are rendered. For the three months ended June 30, 2001, there was no revenue derived from the BellSouth Strategic Agreement.

         During the quarter ended June 30, 2001, the Company entered into a five-year agreement with About.com, Inc. ("About.com") to create a jointly operated co-branded website, within the About.com website. About.com granted the Company certain worldwide license rights to use its content and proprietary technology in exchange for $2 million in cash and $3 million in shares of the Company's common stock. At June 30, 2001, such shares are included in common stock issuable. The aggregate purchase price of $5 million has been accounted for as a prepaid expense, consisting of $3 million of content acquisition expenses, which will be expensed on a straight-line basis over the delivery period of four and a half years, $800,000 of advertising expenses, which will be expensed as services are rendered, $700,000 of maintenance expenses, which will be expensed on a straight-line basis over the life of the agreement and $500,000 of capital expenditures, which will be depreciated over an estimated useful life of five years.

         During the quarter ended September 30, 2000, an agreement between the Company and AT&T Global Network Services ("AT&T") to provide Internet access services in Argentina, Brazil, Chile, Colombia and Mexico was assigned to G1. AT&T was entitled to draw upon a $1.8 million letter of credit, guaranteed by StarMedia, in the event G1 failed to perform under this agreement. At June 30, 2001, AT&T drew down $1.4 million of the letter of credit, the balance of which was drawn upon in July 2001. Accordingly, during the quarter ended June 30, 2001, the Company recognized an expense of $1.8 million related to the guaranty.

7.       DUE FROM OFFICERS

         During the year ended December 31, 2000, the Company provided lines of credit to certain officers totaling $6.4 million, under which $4.6 million was advanced to such officers. Such lines are non-recourse and bear interest at rates ranging from 6.75% to 10.0% per annum. In January 2001, the lines of credit available to the Company's officers were increased to $12.4 million. As of June 30, 2001, the Company had made loans to officers under such lines of credit totaling approximately $11.0 million. These loans are secured by shares of the Company's common stock held by its officers to the extent permitted by Regulation U under the Securities

Exchange Act of 1934, as amended. In addition, during the year ended December 31, 2000, the Company made an unsecured, recourse loan totaling $500,000 to its Chief Operating Officer. As a result of the termination of the Company's Chief Operating Officer and management's determination that the remaining loans were unrealizable due to a reduction in value of the supporting collateral, the Company reserved approximately $10.8 million against these loans and related interest, which amount is included in restructuring charges (see Note 9) for the period ended June 30, 2001. The portion reserved represents the anticipated unrealizable value of these loans.

8.       COMPREHENSIVE LOSS

         Total comprehensive loss was approximately $47.7 million and $79.1 million for the three and six month periods ended June 30, 2001, respectively and approximately $44.5 million and $79.4 million for the three and six month periods ended June 30, 2000, respectively.

9.       RESTRUCTURING CHARGES

         In May 2001, the Company announced a restructuring, the purpose of which was to realign the Company's business operations and reduce its operational overhead. In connection with such restructuring, the Company recorded aggregate charges of approximately $15.5 million, including approximately $10.8 million of loans and related interest to officers (see
Note 7) that were reserved, approximately $3.4 million of severance payments to employees and certain officers of the Company and approximately $1.2 million of other related costs.

10.      NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an investment-only approach. Thus, amortization of goodwill recorded in past combinations will cease upon adoption of SFAS No. 142, which is effective for the Company on January 1, 2002. The Company has not evaluated the effect, if any, that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements.

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

         StarMedia Network is the leading integrated Internet media and solutions company targeting Spanish- and Portuguese-speaking markets worldwide providing technology and services that enable consumers and businesses to take full advantage of the Internet. Our network consists of 14 branded Internet properties:

         o STARMEDIA (www.starmedia.com), a leading portal for Spanish and Portuguese speakers, providing technology and services that enable consumers and businesses to take full advantage of the Internet;

         o LATINRED (www.latinred.net), one of the largest Spanish language online communities;

         o CADE? (www.cade.com.br), a premiere online directory in Brazil;

         o ZEEK! (www.zeek.com.br), a major online directory of Portuguese language sites;

         o        ADNET (www.adnet.com.mx), Mexico's largest Web directory;

         o OPENCHILE (www.openchile.cl), a comprehensive Chilean directory and guide;

         o BATEPAPO (www.batepapo.com.br), one of Brazil's leading chat portals;

         o GUIA SP (www.guiasp.com.br), GUIA RJ (www.guiarj.com.br) and GUIA NACIDADE (www.nacidade.com), Brazil's largest metropolitan Web directories;

         o PANORAMAS (www.panoramas.cl), a leading Chilean guide for Santiago;

         o PAISAS.COM (www.paisas.com) and YOINVITO (www.yoinvito.com), leading online Colombian city guides; and

         o PERISCOPIO (www.periscopio.com), a powerful information portal for Spanish speakers worldwide.

         The Company also operates StarMedia Mobile, the leading mobile Internet enabler for wireless carriers in Latin and South America. Through partnerships and strategic alliances in the region, StarMedia Mobile allows millions of users to access and receive Internet content through wireless devices, such as pagers, cellular phones, PCS handsets, GSM handsets and personal digital assistants, or PDAs.

         Through these properties, we offer our users a variety of in-language interest-specific areas or channels, extensive Web-based community features, sophisticated search capabilities and online shopping. Our content covers a broad array of topics of interest to Spanish- and Portuguese-speaking audiences, including local and regional news, business and sports. We promote user affinity to the StarMedia community by providing tools and services such as Spanish- and Portuguese- language e-mail, chat rooms, instant messaging and personal homepages. We provide our content and community features to our users free of charge.

         At a time when content on the Internet is overwhelmingly in English, we offer our users an in-language community experience, combined with a broad array of Spanish and Portuguese content, tailored for regional dialects and local cultural norms. As a result, we provide advertisers and merchants targeted access to Spanish- and Portuguese-speaking Internet users, an audience with a highly desirable demographic profile.

         Despite the rapid growth of non-English speaking Internet users worldwide, approximately 80 to 85% of the content on the Internet remains in English. Combined, Spanish- and Portuguese-language sites comprise less than 5% of the total. We believe that an increasing number of Spanish- and Portuguese-speaking Internet users are seeking a full-service Internet offering in their local language that provides them with:

         o a social interactive experience across the entire Spanish- and Portuguese-speaking world;

         o        a variety of in-depth and focused local content;

         o a broad array of compelling content at the regional and international level;

         o sophisticated Internet applications and tools like e-mail, chat, instant messaging, bulletin boards, personal homepages and search capabilities; and

         o the ability to easily and securely buy goods and services online.

         StarMedia was among the first sites tailored specifically to the interests and needs of Spanish and Portuguese speakers. In so doing, we were also among the first to attract a broad user base and to provide advertisers with an attractive platform to effectively reach this highly desirable Spanish-and Portuguese-speaking Internet user base.

         During April 2001, the Company entered into an agreement to acquire certain assets of Obsidiana, Inc., a premier on-line destination for Latin American women, in exchange for 1,125,000 shares of the Company's common stock. The assets to be acquired include Obsidiana's content library, its key trademarks and domain names, and certain fixed assets located in the United States, Mexico and Argentina. The stockholders of Obsidiana include J.P. Morgan Partners (BNCA), LP and The Flatiron Fund 2000 LLC, who are significant shareholders of the Company.

         On May 30, 2001, the Company entered into the BellSouth Strategic Agreement to create multi-access portals in Latin America. The partnership is expected to result in co-branded multi-access portals enabling the approximately 12 million cellular customers of BellSouth's Latin American affiliates to access personalized information from any location via their personal computers or cellular phones. The mobile service will include WAP, SMS, text and voice access with text to speech and voice recognition technology. The fully integrated portals will also provide a premium content distribution and advertising platform for advertisers to reach their consumers. Under the terms of the five-year agreement, StarMedia will provide multi-access portals, mobile applications, content, and application integration to BellSouth's operating companies in Latin America. BellSouth will supply wireless communications, marketing of services, and billing capabilities. The two companies will share revenues generated by the new multi-access portals.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

         REVENUES

         Total revenues increased to $14.2 million for the three months ended June 30, 2001 from $13.8 million, for the three months ended June 30, 2000. This increase was primarily associated with greater advertising and sponsorship revenues. Barter revenues for the three months ended June 30, 2001 and 2000 were 25% and 14%, respectively.

         For the three months ended June 30, 2001 and June 30, 2000, no single advertiser accounted for more than 10% of our total revenues. For the three months ended June 30, 2001, our top five advertisers accounted for 30% of our total revenues. For the three months ended June 30, 2000, our top five advertisers account for 23% of our total revenues.

         OPERATING EXPENSES

         PRODUCT AND TECHNOLOGY

         Product and technology expenses decreased to $14.2 million, or 100% of total revenues, for the three months ended June 30, 2001, from $19.5 million, or 141% of total revenues, for the three months ended June 30, 2000. This decline was primarily due to decreases of approximately $3.0 million in salaries associated with one-time payments as part of the acquisition of Cade, the Brazilian online directory, $900,000 in expenses related to content acquisition and $700,000 for hosting costs.

         SALES AND MARKETING

         Sales and marketing expenses decreased to $15.6 million, or 110% of total revenues for the three months ended June 30, 2001 from $22.3 million, or 162% of total revenues, for the three months ended June 30, 2000. This decrease was primarily due to decreases in advertising and trade events of $9.9 million and salary and commissions of $1.1 million, partially offset by an increase in bad debt expense of $6.4 million. We believe the Company has ample coverage for bad debt and will continue to review the collectibility of our receivables.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased to $7.5 million, or 53% of total revenues, for the three months ended June 30, 2001, from $7.7 million, or 56% of total revenues, for the three months ended June 30, 2000. This decrease is primarily the result of a decrease in legal, tax and recruiting fees.

         RESTRUCTURING CHARGES

         For the three months ended June 30, 2001, we recorded restructuring charges totaling approximately $15.5 million, which was the result of a company-wide realignment of its business operations and an effort to reduce its operational overhead and included the reserving of approximately $10.8 million of loans and related interest made to certain officers of the Company, determined by management to be unrealizable due to the impairment in collateral value.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expenses decreased slightly to $7.1 million, or 50% of total revenues, for the three months ended June 30, 2001, from $7.3 million, or 53% of total revenues, for the three months ended June 30, 2000. This decrease is due to the net effect of an increase in depreciation expense due to additional capital purchases offset by a decrease of goodwill amortization due to an write-down of goodwill in December 2000. Even though depreciation and amortization expenses decreased slightly, we expect that depreciation expenses will increase as additional capital purchases are incurred during 2001.

         STOCK BASED COMPENSATION EXPENSE

         Of the cumulative deferred compensation amount, $683,000 was recorded as an expense for the three months ended June 30, 2001 compared with $1.1 million recorded as expense for the three months ended June 30, 2000. The unamortized balance is being amortized over the vesting period for the individual options, which is typically three years for options issued prior to February 1999 and four years for options issued thereafter.

         INTEREST

         Interest income includes income from our cash and investments. Interest income decreased to $920,000 for the three months ended June 30, 2001 from $3.3 million for the three months ended June 30, 2000. Interest income decreased as a result of a decrease in the average invested cash balance for the above periods.

         Interest expense is comprised primarily of interest related to an equipment lease line which was paid in full during the quarter ended June 30, 2001. Interest expense increased to $684,000 for the three months ended June 30, 2001 from $364,000 for the three months ended June 30, 2000. This increase is due to additional borrowings by the Company during December 2000.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

         REVENUES

         Total revenues increased to $30.2 million for the six months ended June 30, 2001 from $23.8 million, for the six months ended June 30, 2000. This increase in revenues was primarily due to an increase in the volume of revenue-producing advertising impressions and sponsorships. Barter revenues for the six months ended June 30, 2001 and 2000 were 23% and 14%, respectively.

         For the six months ended June 30, 2001, no single advertiser accounted for more than 10% of our total revenues. For the six months ended June 30, 2000, one single advertiser accounted for more than 10% of our total revenues. For the six months ended June 30, 2001, our top five advertisers accounted for 21% of our total revenues. For the six months ended June 30, 2000, our top five advertisers account for 24% of our total revenues.

         OPERATING EXPENSES

         PRODUCT AND TECHNOLOGY

         Product and technology expenses decreased to $28.8 million, or 95% of total revenues, for the six months ended June 30, 2001, from $35.4 million, or 148% of total revenues, for the six months ended June 30, 2000. This decrease was primarily due to decreases of approximately $1.6 million expenses related to content acquisition, $1.5 million in hosting related expenses, and $2.0 million in salaries associated with one-time payments as part of the acquisition of Cade, the Brazilian online directory.

         SALES AND MARKETING

         Sales and marketing expenses decreased to $ 35.3 million, or 117% of total revenues, for the six months ended June 30, 2001 from $40.9 million, or 172% of total revenues, for the six months ended June 30, 2001. This decrease was primarily due to the net effect of decreases in advertising, salaries, trade show events, consulting and travel, totaling approximately $15.5 million, partially offset by an increase in bad debt expense of $12.8 million. We believe the Company has ample coverage for bad debt and will continue to review the collectibility of our receivables.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased to $15.1 million, or 50% of total revenues, for the six months ended June 30, 2001, from $15.8 million, or 66% of total revenues, for the six months ended June 30, 2000. The decrease in general and administrative expenses was primarily due to decreases in legal, tax and audit fees, recruiting and office rent, partially offset by increase in salaries.

         RESTRUCTURING CHARGES

         For the six months ended June 30, 2001, we recorded restructuring charges totaling approximately $15.5 million, which was the result of a company-wide realignment of its business operations and an effort to reduce its operational overhead and included the reserving of approximately $10.8 million of loans and related interest made to certain officers of the Company, determined by management to be unrealizable due to the impairment in collateral value.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expenses increased to $12.8 million, or 42% of total revenues, for the six months ended June 30, 2001, from $11.8 million, or 50% of total revenues, for the six months ended June 30, 2000. This increase is due to the net effect of an increase in depreciation expense due to additional capital purchases offset by a decrease of goodwill amortization due to an write-down of goodwill in December 2000. We expect that depreciation expenses will continue to increase as additional capital purchases are incurred during 2001.

         STOCK-BASED COMPENSATION EXPENSE

         Of the cumulative deferred compensation amount, $1.4 million was recorded as an expense for the six months ended June 30, 2001 compared with $2.3 million recorded as expense for the six months ended June 30, 2000. The unamortized balance is being amortized over the vesting period for the individual options, which is typically three years for options issued prior to February 1999 and four years for options issued thereafter.

         INTEREST

         Interest income includes income from our cash and investments. Interest income decreased to $2.3 million for the six months ended June 30, 2001 from $6.8 million for the six months ended June 30, 2000. Interest income decreased as a result of a decrease in the average invested cash balance for the above periods.

         Interest expense is comprised primarily of interest related to an equipment lease line which was paid in full during the quarter ended June 30, 2001. Interest expense increased to $865,000 for the six months ended June 30, 2001 from $684,000 for the three months ended June 30, 2000. This increase is due to additional borrowings by the Company during December 2000.

         LIQUIDITY AND CAPITAL RESOURCES

         To date, we have financed our operations primarily through the sale of our equity securities. At June 30, 2001, we had $59.2 million in cash and cash equivalents, a decrease of $34.2 million from December 31, 2000.

         For the six months ended June 30, 2001, we used $53.9 million in operating activities, substantially related to our $79.1 million loss during the period, which included non-cash activities such as $12.8 million for depreciation and amortization, $12.8 million in provision for bad debts and $1.4 million for amortization of stock based compensation. In addition, for the six months ended June 30, 2001, we used $12.5 million in investing activities, including $9.1 million for fixed assets.

         Net cash provided by financing activities were $32.3 million and $ 2.3 million for the six months ended June 30, 2001 and 2000, respectively. Net cash provided by financing activities during the six months ended June 30, 2001 consisted primarily of proceeds of $36.5 million resulting from the issuance of the Company's Series A Convertible Preferred Stock, partially offset by $4.4 million used for the repayment of long-term debt. Net cash provided by financing activities during the six months ended June 30, 2000 consisted primarily of proceeds of $3.1 million resulting from the issuance of the Company's common stock, partially offset by $800,000 used for the repayment of long-term debt.

         During the quarter ended June 30, 2001, the Company issued 1,431,373 shares of its Series A Convertible Preferred Stock at a price per share of $25.50 to BellSouth and certain other investors resulting in total proceeds of $35.1 million to the Company, net of issuance costs of approximately $1.4 million. The shares are convertible into 14,313,730 shares of the Company's common stock at any time at the option of the holder. After 60 months from the date of issuance, the Company shall redeem the Series A Convertible Preferred Stock for cash or shares of the Company's common stock, in an amount equal to $36.5 million, plus accrued dividends thereon. Dividends accrued at 6% per annum and totaled $182,500 during the quarter ended June 30, 2001. The carrying value of the Series A Convertible Preferred Stock is being accreted up to its redemption value over 60 months using the effective interest method. Such accretion was $23,000 during the quarter ended June 30, 2001. In addition, in connection with the BellSouth Strategic Agreement, the Company agreed to issue warrants to BellSouth to purchase up to 4,500,000 shares of the Company's common stock, with exercise prices ranging from $4.55 to $8.55 per share that vest in May 2002 and expire during the period from May 2005 through May 2007. These warrants were valued, by an independent appraiser, at approximately $2.2 million and are being amortized over 60 months.

         During the quarter ended June 30, 2001, we used $4.4 million for repayment of our long-term debt. As a result, at June 30, 2001, we had no long-term debt outstanding.

         Our principal commitments consist of obligations outstanding under capital and operating leases.

         We have experienced a substantial increase in our capital expenditures and operating lease arrangements since our inception consistent with the growth in our operations and staffing. We will continue to evaluate possible investments in businesses, products and technologies.

         Despite the proceeds from the financing transaction described above and our steps to reduce operating expenses significantly through a reduction of our work force and other operating costs, our current cash and cash equivalents may not be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. If working capital is insufficient to satisfy our liquidity requirements, we will seek to sell additional equity or debt securities or establish a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

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

         The Company is subject to legal proceedings and claims in the ordinary course of business from time to time, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with our e-mail, message boards and other communications and community features, such as claims alleging defamation and invasion of privacy. At this time, in the opinion of management, there are no pending claims, including the above-mentioned lawsuit, the outcome of which is expected to result in a material adverse effect or the consolidated financial position or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          PREFERRED STOCK

          On May 30, 2001, the Company sold 1,431,373 shares of its Series A Convertible Preferred Stock, par value $0.001 per share, (the "Series A Preferred Stock") to Bell South and certain other investors, at a price per share of $25.50. These shares of Series A Preferred Stock are convertible into 14,313,730 shares (subject to adjustment) of the Company's common stock, par value $0.001 per share, at any time at the option of the holder. After 60 months from May 30, 2001, the Company shall redeem the Series A Preferred Stock for cash or shares of the Company's stock, in an amount equal to $36.5 million. Dividends accrue on the Series A Preferred Stock at a rate of 6% per annum. Pursuant to the terms of the Series A Preferred Stock, the Company may not, without the affirmative vote or written consent of at least a majority of all outstanding shares of Series A Preferred Stock, voting or consenting separately as a class, consummate a transaction constituting a change in control unless prior to such consummation the Company has made arrangements that ensure the payment to each holder of Series A Preferred Stock of an amount per share equal to $25.50, subject to adjustment in the event of stock splits, subdivisions or combination or reclassifications, plus all accrued but unpaid dividends. In connection with the transaction described above, the Company issued to BellSouth Enterprises, Inc. warrants to purchase up to 4,500,000 shares of the Company's common stock, divided into three tranches, at a exercise prices ranging from $4.55 to $8.55 per share.

         We believe that the issuance of the Company's Series A Preferred Stock described above is exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D promulgated thereunder.

         COMMON STOCK

         In April 2001, in connection with its February 2000 acquisition of Ola Turista Ltda., the owner of Guia and Guia RJ, and its September 1999 acquisition of PageCell International Holdings, Inc., the Company issued 592,128 shares and 528,787 shares, valued at approximately $1.1 million and $962,000, respectively.

         We believe that the issuances of the Company's common stock described above are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of StarMedia was held on June 8, 2001. The following items were presented to the Stockholders with the following results:

         1. The following directors were elected to serve a three year term of office to expire at the annual meeting in 2004 or until their successors have been elected and qualified:

DIRECTORS              VOTES FOR   VOTES AGAINST   ABSTENTIONS   BROKER NON-VOTES
---------              ---------   -------------   -----------   ----------------
Marie-Josee Kravis    49,068,235         170,167       --               --
Frederick R. Wilson   49,008,068         230,334       --               --

         Immediately following the meeting, the directors of StarMedia consisted of the following individuals:

         Fernando J. Espuelas
         Jack C. Chen
         Douglas M. Karp
         Susan L. Segal
         Gerardo M. Rosenkranz
         Marie-Josee Kravis
         Frederick R. Wilson

         Mr. Rosenkranz subsequently resigned from the Board of Directors of StarMedia on July 25, 2001. Mr. Enrique Narciso, the Company's President and Chief Executive Officer, was appointed as Mr. Rosenkranz's successor and will serve out the remainder of his term, ending at the Company's Annual Meeting in 2002.

         2. The stockholders approved the re-appointment of Ernst & Young LLP as independent auditors of StarMedia for the 2001 fiscal year.

           VOTES FOR    VOTES AGAINST    ABSTENTIONS      BROKER NON-VOTES
           ---------    -------------    -----------      ----------------
           49,094,858         170,167        --                 --

ITEM 5.  OTHER INFORMATION

         On June 1, 2001, Jack C. Chen stepped down as president of the Company. On August 7, 2001, Fernando J. Espuelas stepped down as Chief Executive Officer of the Company. Mr. Enrique Narciso, was appointed to the positions of President and Chief Executive Officer of the Company, on June 1, 2001 and August 7, 2001, respectively. Mr. Chen remains a member of the Company's Board of Directors. Mr. Espuelas remains Chairman of the Company's Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed with this report (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------

4.1 Amendment No. 1 to Rights Agreement, dated as of May 28, 2001, between StarMedia Network, Inc. and American Stock Transfer & Trust Company.

10.1 Securities Purchase Agreement, dated as of May 30, 2001, between StarMedia Network, Inc., BellSouth Enterprises, Inc. and the additional investors set forth on Schedule A thereto.

10.2 Internet Content and Services Framework Agreement, dated as of May 30, 2001, by and between StarMedia Network, Inc. and BellSouth Enterprises, Inc.*

----------

* The Company has requested confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. The portions of the exhibit that are subject to this confidential treatment request have been omitted and have been filed separately with the Securities and Exchange Commission.

         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001

                                     STARMEDIA NETWORK, INC.


                                     By: /s/ STEVEN J. HELLER
                                        ----------------------------------------
                                        Steven J. Heller
                                        CHIEF FINANCIAL OFFICER (DULY AUTHORIZED
                                        OFFICER AND PRINCIPAL FINANCIAL OFFICER)