Form 10-Q/A
period 2001-03-31
STARMEDIA NETWORK INC
filed 2002-07-11
CIK 1057334

bo



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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
                              EXCHANGE ACT OF 1934

                             STARMEDIA NETWORK, INC.


             (Exact Name of Registrant as Specified in its Charter)



          Delaware                                          06-1461770
(State or Other Jurisdiction                             (I.R.S. Employer
     of Incorporation)                                Identification Number)



  999 Brickell Ave., Suite #808, Miami, Fl                    33131
  (Address of Principal Executive Offices)                  (Zip Code)



                                 (305) 938-3000
              (Registrant's Telephone Number, Including Area Code)

                            -------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of July 1, 2002, there were 79,970,177 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

STARMEDIA NETWORK, INC. AND SUBSIDIARIES INDEX

                                                                                                                            PAGE NO.
                                                                                                                            --------
 PART I.             FINANCIAL INFORMATION
             Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Unaudited Condensed Consolidated Balance Sheets at March 31, 2001 (restated) and December 31,
                     2000 (restated)...................................................................................           7
                     Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31,
                     2001 (restated) and 2000 (restated)...............................................................           8
                     Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31,
                     2001 (restated) and 2000 (restated)...............................................................           9
                     Notes to Restated and Unaudited Condensed Consolidated Financial Statements for the three months
                     ended March 31, 2001..............................................................................          10
             Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............          14
             Item 3. Quantitative and Qualitative Disclosure About Market Risk.........................................          20
PART II.             OTHER INFORMATION
             Item 1. Legal Proceedings.................................................................................          20
             Item 2. Changes In Securities and Use of Proceeds.........................................................          22
             Item 3. Defaults upon Senior Securities...................................................................          22
             Item 4. Submission of Matters to a Vote of Security Holders...............................................          22
             Item 5. Other Information.................................................................................          22
             Item 6. Exhibits and Reports on Form 8-K..................................................................          22
             Item 7. Signatures........................................................................................          23

                                     PART I

RESTATEMENT INFORMATION



         We are making this filing to show the effect of the restatement of our consolidated financial statements noted below.



         The Company, in consultation with its independent accountants, determined to restate its unaudited consolidated financial statements for the fiscal quarters ended March 31, June 30, September 30, and December 31, 2000, as well as quarters ended March 31 and June 30, 2001, and its audited consolidated financial statements for the fiscal year ended December 31, 2000. The Company initially announced its intention to restate these consolidated financial statements on November 19, 2001. That announcement related to the preliminary conclusion of a Special Committee of the Board of Directors that approximately $10,000,000 in revenues was improperly recognized by two of the Company's Mexican subsidiaries during the period October 1, 2000 through June 30, 2001. Subsequent to that announcement, the Special Committee authorized the Company's management to undertake an additional investigation in order to confirm whether any additional accounting irregularities occurred during the periods in question.



         The Company's restated unaudited consolidated financial statements for quarters ended March 31, June 30, September 30, and December 31, 2000, as well as quarters ended March 31 and June 30, 2001, and for the audited fiscal year ended December 31, 2000 contain adjustments that fall into five categories. The first category of adjustments arises from the independent investigation conducted by a Special Committee of the Board of Directors and referred to in the Company's November 19, 2001 announcement. The findings of the Special Committee's investigation indicate that the Company improperly recognized certain revenues and pre-paid expenses. The majority of these revenues and pre-paid expenses were recognized by its Mexican subsidiary, SMN de Mexico (d/b/a StarMedia Mexico). The remainder was recognized by its other Mexican subsidiary, AdNet, S.A. de C.V. ("AdNet").



         The other categories of adjustments arise from management's additional investigation to confirm the accuracy of the consolidated financial statements to be restated based on the Special Committee's investigation. The findings of management's investigation indicate that, in addition to the accounting irregularities identified by the Special Committee, the Company improperly (A) recognized certain revenues and related expenses that should have been classified as barter transactions in accordance with US GAAP; (B) recognized revenues from a number of sales that provided for future contingencies, were not appropriately authorized by the customer, or for some other reason should not have been recognized; (C) failed to write down the value of certain assets at March 31, 2001 upon shutting down of a subsidiary; and (D) recognized certain other transactions that management identified in the course of its review of the Company's financial statements.

         The following is a summary of the cumulative effect of the restatement of the Company's net loss for the quarter ended March 31, 2001.


                                                  As previously
                                                     reported       As restated
                                                  -------------    ------------
     Net loss for quarter ended March 31, 2001     $(31,226,000)   $(38,643,000)



         Additional information related to the restatements and adjustments made to the Company's financial statements for the periods mentioned above are set forth in Note 2 of the Unaudited Condensed Consolidated Financial Statements. This information includes the amount of the adjustments made during the quarter with respect to which the Company has restated or adjusted previously issued financial statements.

RECENT DEVELOPMENTS

Since March 31, 2001, the Company has experienced the following developments set forth below.



o In May 2001, the Company issued 1,431,373 shares of its Series A Convertible Preferred Stock at a price per share of $25.50 to Bell South Enterprises, Inc. ("BellSouth"), About.com, Inc. ("About.com") and certain other investors resulting in total proceeds of approximately $35,100,000 to the Company, net of issuance costs of approximately $1,400,000 (the "BellSouth Investment"). These shares are convertible into 14,313,730 shares of the Company's common stock at any time at the option of the holder. After 60 months from the date of issuance, the Company shall redeem the Series A Convertible Preferred Stock for cash or shares of the Company's common stock, in an amount equal to $36,500,000, plus accrued dividends thereon. Dividends accrue at 6% per annum. In addition, the Company agreed to issue warrants to BellSouth to purchase up to 4,500,000 shares of the Company's common stock, with exercise prices ranging from $4.55 to $8.55 per share that vest in May 2002 and expire during the period from May 2005 through May 2007. These warrants were valued, by an independent appraiser, at approximately $2,200,000 and are being amortized over 60 months.





o In May 2001, the Company entered into an agreement with BellSouth to create multi-access portals in Latin America (the "BellSouth Strategic Agreement"). Under the terms of the five-year agreement, the Company will design and service the multi-access portals and mobile applications and provide content, software application integration and support to BellSouth's operating companies in Latin America. BellSouth will supply wireless communications, marketing of services and billing capabilities. The two companies will share revenues generated by the new multi-access portals. All revenues associated with design and maintenance activities and the technology licenses are being recognized ratably over the life of the specific agreements with BellSouth's operating subsidiaries, while the user fees and transaction revenues are being recognized when the services are rendered.





o In June 2001, the Company entered into a five-year agreement with About.com to create a jointly operated co-branded website, within the About.com website. About.com granted the Company certain worldwide license rights to use its content and proprietary technology in exchange for $2,000,000 in cash and $3,000,000 in shares of the Company's common stock. As of December 31, 2001, $2,000,000 of such shares has been issued and $1,000,000 remains in common stock issuable. The aggregate purchase price of $5,000,000 was allocated to intangible assets ($3,500,000), prepaid maintenance ($700,000) and prepaid advertising expenses ($800,000).





o Gerardo Rosenkrantz resigned from the board of directors in July 2001 and Marie Jose Kravis and Jack Chen resigned from the board of directors in August 2001.



o In June 2001 Enrique Narciso was appointed as President and a director of the Company. He replaced Jack Chen as President. Subsequently, in August 2001 Mr. Narciso was appointed as CEO of the Company, replacing Fernando Espuelas.



o On November 19, 2001, the Company announced that it planned to restate its unaudited financial statements for the quarters ended March 31 and June 30, 2001, and its audited financial statements for the fiscal year ended December 31, 2000 as a result of an investigation by a Special Committee of the Company's Board of Directors into accounting issues with respect to revenue recognition by two of the Company's Mexican subsidiaries, AdNet, S.A. de C.V. and StarMedia Mexico, S.A. de C.V.
         At that time, the Company had come to a preliminary conclusion that revenues aggregating approximately $10 million were improperly recognized by those subsidiaries during the period from October 1, 2000 through June 30, 2001, and that at that time, the financial statements for those periods should not be relied on. See note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

o        Following the foregoing announcement:



         -- The Nasdaq National Market suspended trading of the Company's common stock effective as of the open of business on November 19, 2001 and delisting procedures commenced as a result of the Company's failure to make a timely filing of its report on Form 10-Q for the quarter ended September 30, 2001. Subsequently, effective as of February 1, 2002, our common stock was delisted from and ceased to be quoted by The Nasdaq National Market. Following delisting by The Nasdaq National Market shares of the Company's common stock have been quoted on the Pink Sheets LLC electronic quotation system for "over the counter" (OTC) securities, a market which is generally not as liquid as The Nasdaq National Market.
         -- The Securities and Exchange Commission (SEC) informed the Company that it had commenced an investigation into the circumstances leading up to the restatements referred to above. The investigation is on-going.
         -- In late 2001 and early 2002, eleven lawsuits were filed against the Company in the Southern District of New York in connection with the Company's announcement relating to the Restatement referred to in "Restatement Information" above. A lead plaintiff for the class and lead plaintiff's counsel were subsequently selected and a motion filed to consolidate the various claims. The Consolidated Amended Complaint was filed on May 31, 2002 in the Southern District of New York under the caption In re StarMedia Network, Inc. Securities Litigation 01 Civ. 10556 (S.D.N.Y.). In June 2002, the lead plaintiffs and all defendants executed a settlement agreement that resolves all claims in the consolidated action. The settlement amount will be paid by the Company's directors and officers liability insurance carrier. This settlement agreement is subject to review and ratification by the Honorable Denny Chin of the United States District Court for the Southern District of New York. See "Legal Proceedings".



o        On November 19, 2001 the Company also announced as follows:

         -- That Steven J. Heller had resigned as Chief Financial Officer of StarMedia Network, effective November 15, 2001, on terms and conditions previously agreed with StarMedia Network.
         -- That the Company had terminated the employment of Justin Macedonia as General Counsel. See "Legal Proceedings".
         -- That the Company and the former stockholders of AdNet entered into a Termination Agreement pursuant to which the Company agreed to issue to the stockholders of AdNet 8,000,000 shares of the Company's common stock, in full satisfaction of the Company's obligations under earn-out and other provisions set forth in the agreement pursuant to which the Company had acquired AdNet.
         -- That Susan Segal had been appointed to serve as acting Chairman of the Board. She succeeded Fernando Espuelas, co-founder and former Chief Executive Officer of the Company, who, pursuant to his August 2001 agreement with the Company, resigned on November 15, 2001 as Chairman of the Board of Directors, and that Mr. Espuelas continued to serve as a Director on the Company's Board.

o In November 2001 the Company vacated its headquarters at 75 Varick Street in New York City. Under terms negotiated with its landlord, the Company was released from any further obligations under the lease. The Company's headquarters are currently located in Miami, Florida, which was previously served as the headquarters of the Company's Mobile Solutions business.

o In December 2001, the Company sold substantially all of the assets associated with Cade?, a Brazilian online directory, to Yahoo Brasil Ltda.

o Effective as of April 19, 2002, Enrique Narciso resigned as CEO, President and director of the Company. As disclosed in the Report on Form 8-K filed by the Company on April 19, 2002, in tendering his resignation Mr. Narciso informed the Company that he needed to focus on a personal matter that has since resulted in his pleading guilty to a tax violation involving his 1998 individual federal tax return. Following Mr. Narciso's resignation, Jose Manuel Tost was appointed President of the Company and Jorge Rincon was appointed Chief Operating Officer of the Company.

o Effective as of April 29, 2002, Ana Maria Lozano-Stickley was appointed as Chief Financial Officer of the Company. Prior to that time Ms. Lozano-Stickley had been Acting Vice President of Accounting and

         Administration of the Company since January 2002.

o The Company has continued to undertake a realignment for the purposes of focusing its resources on its mobile solutions business. As part of this realignment, the Company reduced its number of full-time employees from 520 as of close of business on December 31, 2001 to 391 as of June 21, 2002. In addition, following the Company's change of its headquarters in late 2001 from New York to Miami, Florida, which was previously the headquarters of the Company's mobile solutions business, during 2002, the Company has substantially reduced its presence in New York. As of June 21, 2002, the Company currently had 30 employees based in its New York City offices, as compared to 118 employees based in such office as of close of business on December 31, 2001.



o On July 1, 2002, Fernando Espuelas notified the Company that effective as of that date he resigned as a director of the Company.





o On July 3, 2002 the Company sold most of its assets associated with starmedia.com, its Spanish- and Portuguese-language portal, and LatinRed, its Spanish language online community, to eresMas Interactive S.A. ("EresMas"). Following the sale of starmedia.com and LatinRed to EresMas, the Company is principally engaged in the business of providing integrated Internet solutions to wireless telephone operators targeting Spanish- and Portuguese-speaking audiences, principally in Latin America, and the Company retains only the following Internet media services:



         o batepapo.com.br, a Brazilian chat service, which the Company is considering either selling or closing;

         o the local city guides such as nacidade.com,.br; guiasp.com.br; guiarj.com.br; paisas.com; openchile.cl; panoramas.cl and AdNet.com.mx, which the Company anticipates that it will continue to operate in support of its mobile solutions business.



         As part of the terms of the sale, the Company has agreed to cease using the "StarMedia" brand commercially and, subject to shareholder approval, to amend its certificate of incorporation to change its name. Following the sale, the Company operates commercially under the name "CycleLogic."

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                                        MARCH 31,      DECEMBER 31,
                                                                                                          2001             2000
                                                                                                      -----------      ------------
                                                                                                       (RESTATED)       (RESTATED)
                                                                                                       (UNAUDITED)       (NOTE 1)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................................................        $  61,458,000     $  93,408,000
  Accounts receivable, net of allowance for bad debts of $6,711,000 (2001) and $1,849,000
  (2000)....................................................................................            7,458,000        13,524,000
  Unbilled receivables......................................................................            5,988,000         6,131,000
  Other current assets......................................................................            7,171,000         7,680,000
                                                                                                    -------------      ------------

TOTAL CURRENT ASSETS........................................................................           82,075,000       120,743,000
Fixed assets, net...........................................................................           56,409,000        55,569,000
Intangible assets, net of accumulated amortization of $2,033,000 (2001) and
   $1,676,000 (2000)........................................................................            5,276,000         5,557,000
Goodwill, net of accumulated amortization of $3,118,000 (2001) and $2,435,000 (2000)........           10,454,000         6,582,000
Officer loans...............................................................................            7,041,000         4,563,000
Other assets................................................................................           14,139,000        16,091,000
                                                                                                    -------------      ------------

TOTAL ASSETS................................................................................        $ 175,394,000     $ 209,105,000
                                                                                                    =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................................................        $  19,297,000     $  20,737,000
  Accrued expenses..........................................................................           21,445,000        15,601,000
  Loan payable, current portion.............................................................            2,374,000         2,462,000
  Deferred revenue..........................................................................            1,657,000         1,128,000
                                                                                                    -------------     -------------
TOTAL CURRENT LIABILITIES...................................................................           44,773,000        39,928,000

  Loan payable, long-term portion...........................................................            1,259,000         1,902,000
  Deferred rent.............................................................................            2,531,000         2,199,000
STOCKHOLDERS' EQUITY:
  Preferred Stock, authorized 10,000,000 shares:
  Series 1999A junior-non-voting convertible preferred stock, $.001 par value,
  2,300,000 shares authorized, 58,140 shares outstanding at March 31, 2001 and
  December 31, 2000.........................................................................                   --                --
  Common stock, $.001 par value, 200,000,000 shares authorized 68,030,224 and
    66,927,883 shares issued and outstanding at March 31, 2001 and December 31,
    2000, respectively......................................................................               68,000            67,000
  Common stock issuable.....................................................................            7,760,000        12,260,000
  Additional paid-in capital................................................................          520,940,000       516,311,000
  Accumulated deficit.......................................................................         (399,069,000)     (360,125,000)
  Deferred compensation.....................................................................           (1,891,000)       (2,636,000)
  Accumulated comprehensive loss............................................................             (977,000)         (801,000)
                                                                                                    -------------     --------------

Total stockholders' equity..................................................................          126,831,000       165,076,000
                                                                                                    -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................................        $ 175,394,000     $ 209,105,000
                                                                                                    =============     =============


      See accompanying notes to Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2001.

                    STARMEDIA NETWORK, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                            THREE MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                            ------------------
                                                                                                        2001                2000
                                                                                                     (RESTATED)          (RESTATED)
                                                                                                     ----------          ----------
                                                                                                              (UNAUDITED)
Revenues..................................................................................          $ 8,871,000       $   9,861,000
Operating expenses:
  Product and technology development......................................................           14,542,000          15,900,000
  Sales and marketing.....................................................................           17,472,000          18,587,000
  General and administrative..............................................................            9,158,000           7,880,000
  Depreciation and amortization...........................................................            5,739,000           4,544,000
  Stock-based compensation expense........................................................              715,000           1,212,000
  Loss on impairment of fixed.............................................................            1,153,000                  --
                                                                                                   ------------       -------------
    Total operating expenses..............................................................           48,779,000          48,123,000
                                                                                                   ------------       -------------
Loss from operations......................................................................          (39,908,000)        (38,262,000)
Other income (expense):
  Interest income.........................................................................             1,375,000          3,463,000
  Interest expense........................................................................              (75,000)           (320,000)
  Other expenses..........................................................................              (35,000)                 --
                                                                                                   ------------       -------------
Loss before provision for income taxes....................................................         $(38,643,000)       (35,119,000)

Provision for income taxes................................................................                   --                  --
                                                                                                   ------------       -------------
Net loss..................................................................................         $(38,643,000)      $(35,119,000)
                                                                                                   ============       ============

Basic and diluted net loss per common share...............................................               $(0.57)            $(0.54)
                                                                                                   ------------       -------------

Number of shares used in computing basic and diluted net loss per share...................            67,467,437         64,639,789
                                                                                                   =============       =============


     See accompanying notes to Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2001.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            THREE MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                            ------------------
                                                                                                        2001                2000
                                                                                                     (RESTATED)
                                                                                                     ----------          ----------
                                                                                                              (UNAUDITED)
OPERATING ACTIVITIES
Net loss...................................................................................         $(38,643,000)      $(35,119,000)
Adjustments to reconcile net loss to net cash used in operating activities:
   operating activities:
  Depreciation and amortization............................................................            5,739,000          4,544,000
  Provision for bad debts..................................................................            6,120,000             19,000
  Loss on impairment of fixed                                                                          1,153,000                 --
    assets.................................................................................
  Amortization of stock-based compensation.................................................              715,000          1,212,000
  Deferred rent expense....................................................................              335,000          1,053,000
     Changes in operating assets and liabilities:
         Accounts receivable...............................................................              (11,000)        (4,299,000)
         Unbilled receivables..............................................................              143,000                 --
         Other assets......................................................................              421,000         (2,032,000)
         Accounts payable and accrued expenses.............................................             (195,000)        16,575,000
         Deferred revenues.................................................................              297,000            798,000
                                                                                                    ------------       ------------

Net cash used in operating activities......................................................          (23,926,000)       (17,249,000)
INVESTING ACTIVITIES
Purchase of fixed assets...................................................................           (7,186,000)       (19,692,000)
Intangible assets..........................................................................             (104,000)          (763,000)
Other assets...............................................................................            1,918,000         (5,712,000)
Officer loans..............................................................................           (2,478,000)                --
Cash paid for acquisitions.................................................................                   --         (2,091,000)
                                                                                                    ------------       ------------
Net cash used in investing activities......................................................           (7,850,000)       (28,258,000)
FINANCING ACTIVITIES
Issuance of common stock...................................................................               22,000          1,687,000
Repayment of long-term debt................................................................             (731,000)          (352,000)
Payments under capital leases..............................................................                   --            (51,000)
                                                                                                    ------------       ------------
Net cash (used in) provided by financing activities........................................             (709,000)         1,284,000
Effect of exchange rate changes on cash and cash equivalents...............................              457,000            166,000
                                                                                                    ------------       ------------
Net decrease in cash and cash equivalents..................................................          (32,028,000)       (44,057,000)
Cash and cash equivalents, beginning of period.............................................           93,408,000        274,089,000
                                                                                                    ------------       ------------

Cash and cash equivalents, end of period...................................................         $ 61,380,000       $230,032,000
                                                                                                    ============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid..............................................................................         $    184,000       $    310,000
                                                                                                    ============       =============

Income taxes paid..........................................................................         $    392,000                 --
                                                                                                    ============       =============

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Accrued costs for acquisitions.............................................................         $  5,576,000                 --
                                                                                                    ============       =============

Shares issued for acquisitions.............................................................         $  4,639,000                 --
                                                                                                    ============       =============


      See accompanying notes to Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2001.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
   NOTES TO RESTATED AND UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

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


          The Company, after a significant change in business strategy during the second half of 2001, is now principally engaged in providing mobile Internet software and application solutions to wireless telephone operators businesses targeting Spanish- and Portuguese-speaking audiences worldwide. The Company's mobile Internet solutions allow users to access and receive Internet content, tools and applications through wireless devices, such as pagers, cellular phones, PCS handsets and personal digital assistants, or PDAs. The Company was originally established to develop Internet sites tailored specifically to the interests and needs of Spanish and Portuguese speakers, selling advertising to advertisers seeking to reach its user base, and historically derived a majority of its revenues from fees paid by advertisers on its sites. Although the Company continues to provide Internet Media services, these services are no longer an integral part of the Company's business.



         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 (restated) has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form
10-K for the year ended December 31, 2001.



2.  RESTATEMENT OF FINANCIAL STATEMENTS

         The Company, in consultation with its independent accountants, determined to restate its unaudited consolidated financial statements for the fiscal quarters ended March 31, June 30, September 30, and December 31, 2000, as well as quarters ended March 31 and June 30, 2001, and its audited consolidated financial statements for the fiscal year ended December 31, 2000. The Company initially announced its intention to restate these consolidated financial statements on November 19, 2001. That announcement related to the preliminary conclusion of a Special Committee of the Board of Directors that approximately $10,000,000 in revenues was improperly recognized by two of the Company's Mexican subsidiaries during the period October 1, 2000 through June 30, 2001. Subsequent to that announcement, the Special Committee authorized the Company's management to undertake an additional investigation in order to confirm whether any additional accounting irregularities occurred during the periods in question.



         The Company's unaudited restated consolidated financial statements for quarters ended March 31, June 30, September 30, and December 31, 2000, as well as quarters ended March 31 and June 30, 2001, and for the audited fiscal year ended December 31, 2000 contain adjustments that fall into five categories. The first category of adjustments arises from the independent investigation conducted by a Special Committee of the Board of Directors and referred to in the Company's November 19, 2001 announcement. The findings of the Special Committee's investigation indicate that the Company improperly recognized certain revenues and pre-paid expenses. The majority of these revenues and pre-paid expenses were recognized by its Mexican subsidiary, SMN de Mexico (d/b/a StarMedia Mexico). The remainder was recognized by its other Mexican subsidiary, AdNet, S.A. de C.V. ("AdNet").



         The other categories of adjustments arise from management's additional investigation to confirm the accuracy of the consolidated financial statements to be restated based on the Special Committee's investigation. The findings of management's investigation indicate that, in addition to the accounting irregularities identified by the Special Committee, the Company improperly
(A) recognized certain revenues and related expenses that should have been classified as barter transactions in accordance with US GAAP; (B) recognized revenues from a number of sales that provided for future contingencies, were not appropriately authorized by the customer, or for some other reason should not have been recognized; (C) failed to write down the value of certain assets at March 31, 2001 upon shutting down of a subsidiary; and (D) recognized certain other transactions that management identified in the course of its review of the Company's financial statements.

         As a result of the restatement, the consolidated financial statements of the Company have been restated as summarized below (in thousand except per share amounts):



                                                As of and for
                                                March 31, 2001
                                         ----------------------------
                                         As previously
                                           reported       As restated
                                         -------------    -----------
         Consolidated Balance Sheet:
         Accounts receivable, net            $  18,068      $   7,458
         Other current assets                    9,633          7,171
         Total current assets                   95,147         82,075
         Fixed assets, net                      57,450         56,409
         Goodwill, net                          11,475         10,454
         Other assets                           14,216         14,139
         Total assets                          190,605        175,394

         Accounts payable                       19,830         19,297
         Accrued expenses                       25,902         21,445
         Deferred revenue                        2,359          1,657
         Total current liabilities              50,465         44,773
         Deferred rent                           2,534          2,531
         Common stock issuable                   3,300          7,760
         Accumulated deficit                  (385,093)      (399,069)
         Total stockholder's equity            136,347        126,831
         Total liabilities and
            stockholder's equity             $ 190,605      $ 175,394





                                                           For the period ended               For the period ended
                                                              March 31, 2001                     March 31, 2000
                                                           --------------------               --------------------
                                                       As previously                      As previously
                                                         Reported       As restated       reported          As restated
                                                       -------------    -----------       -------------     -----------
         Consolidated Statement
         of Operations:
         Revenues                                           $ 16,039       $  8,871            $ 10,056        $  9,861
         Sales and marketing                                  19,664         17,472              18,587          18,587
         General and administrative                            7,674          9,158               8,075           7,880
         Loss from impairment of fixed assets                     --          1,153                  --              --
         Total operating expenses                             48,334         48,779              48,318          48,123
         Loss from operations                                (32,295)       (39,908)            (38,262)        (38,262)
         Interest expense                                       (184)           (75)               (310)           (310)
         Loss before provision for
            income taxes                                     (31,139)       (38,643)            (35,119)        (35,119)
         Provision for income taxes                              (87)            --                  --              --
         Net Loss                                            (31,226)       (38,643)            (35,119)        (35,119)
         Basic and diluted net loss
            per Common Share                                $  (0.46)      $  (0.57)           $  (0.54)       $  (0.54)


         For additional information concerning the Company's consolidated financial results, as restated, see the Company's selected restated consolidated financial information data and Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management believes that it has made all the adjustments considered necessary as a result of the Special Committee's investigation and management's own investigation into prior periods' financial statements. Management further believes that the Company's consolidated financial statements for the fiscal quarters ended March 31, June 30, September 30, and December 31, 2000; March 31 and June 30, 2001 and for the fiscal year ended December 31, 2000, as restated, include all adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods.

3. BARTER TRANSACTIONS

         A portion of the Company's revenues are derived from barter transactions (agreements whereby the Company trades advertising on its Network or services in exchange for advertising from unrelated parties). Barter advertising revenues and expenses are recognized in accordance with Emerging Issues Task Force Issue No. 99-17, "Accounting for Barter Advertising". Barter service revenues and expenses are recognized in accordance with Accounting Principals Board Opinion No. 29, "Accounting for Nonmonetary Transactions". Revenues from barter transactions are recognized during the period in which the advertisements are displayed on the Company's Network or the services are rendered. Barter expense is recognized when the Company's advertisements are run by the unrelated party, which is typically the same period when the barter revenues are recognized. For the three months ended March 31, 2000 and 2001, revenue derived from advertising barter transactions were approximately $1.4 million and $3.1 million, respectively.

4. EARNOUTS

         In connection with the acquisitions of AdNet S.A. de C.V. ("AdNet") in April 2000, the Company has accrued approximately $4.6 million as of March 31, 2001, as a result of certain revenue targets being met. Pursuant to the AdNet acquisition agreement, the Company is obligated to pay additional consideration in the form of StarMedia common stock over a five-year period from the acquisition date, subject to AdNet meeting certain specified performance targets. Such earnouts will be accrued as the targets are met.

5.  IMPAIRMENT OF FIXED ASSETS



         In the first quarter of 2001, the Company decided to cease operating the Webcast Solutions Company that had been merged in September 1999 with a wholly owned subsidiary of the company ("Webcast Solutions"). Webcast Solutions was a streaming media company focused on the global delivery of audio, video and other internet based interactive media. The reason to no longer operate this asset mainly resulted from the significant costs that were required to operate and maintain this investment. Furthermore, the penetration rates previously anticipated by the company were not achieved during the period the asset operated and management did not expect significant short-term nor long-term improvements. The total loss recognized as a result of this decision totaled $1,153,000.



6. FOREIGN CURRENCY AND INTERNATIONAL OPERATIONS

         The functional currency of the Company's active subsidiaries in Argentina, Brazil, Chile, Mexico, Spain and Colombia is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using period-end exchange rates for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains and losses are deferred and accumulated as a component of stockholders' equity. The functional currency of the Company's Venezuelan subsidiary, which is in a highly inflationary environment, is the U.S. dollar. Accordingly, the U.S. dollar is the functional currency, and monetary assets and liabilities are translated using the current exchange rate in effect at the period-end date, while nonmonetary assets and liabilities are translated at historical rates. Operations are generally translated at the weighted average exchange rate in effect during the period. The resulting foreign exchange gains and losses are recorded in the consolidated statement of operations.

7. STOCKHOLDERS' EQUITY

COMMON STOCK

         In February 2001, the Company issued 1,058,476 shares of its common stock in connection with its settlement of a guarantee related to the Gratis1 transaction described in Note 10 below, valued at approximately $4,500,000. Also in February of 2001, the Company issued 8,035 shares of its common stock in connection with its November 1999 acquisition of Paisas, valued at approximately $139,000.

         During the three months ended March 31, 2001, the Company issued 35,830 shares of its common stock for approximately $22,000 in connection with the exercise of stock options.

8. STOCK OPTIONS

         In connection with the granting of stock options in 1998 and the exchange of non-qualified options to incentive stock options, the Company recorded deferred compensation of approximately $19,500,000. In connection with the granting of stock options in 1999, the Company recorded additional deferred compensation of approximately $6,400,000. Deferred compensation is adjusted quarterly for exercises, cancellations and terminations and is being amortized for financial reporting purposes over the vesting period of the options. The amounts recognized as expense during the three-month period ended March 31, 2001 and March 31, 2000 were approximately $715,000 and $1,212,000, respectively.

         Diluted net loss per share does not include the effect of options to purchase 23,399,356 and 16,033,136 shares of common stock at March 31, 2001 and 2000, respectively.

9. LONG-TERM DEBT

         At March 31, 2001, approximately $3.6 million (of which $2.4 million is current) of long-term debt was outstanding. Amounts outstanding are payable in monthly installments of principal and interest of approximately $240,000, bear interest ranging from 13.6% to 15.7% per annum and are secured by certain of the Company's computer equipment and furniture and fixtures.

10. RELATED PARTY TRANSACTIONS

 GRATIS1

         During 2000, the Company acquired a non-controlling 50% interest in Gratis1 ("G1"), which was subsequently reduced to approximately 48%. G1 was formed to provide free, unlimited Internet access to users in Latin America. The owners of G1 also included Chase Equity Associates, The Flatiron Fund 2000 LLC, the Flatiron Associates II LLC and CMGI, among others. The Company accounted for its investment in G1 under the equity method of accounting and during the second quarter of 2000, the Company's share of equity losses in G1 exceeded its investment basis of $2.5 million and the investment was written-off.

         Chase Equity Associates, The Flatiron Fund 2000 LLC and the Flatiron Associates II LLC (the "Lenders") purchased debt securities from G1 in an aggregate amount of $17,300,000. Approximately $10,300,000 of such securities were backed by a limited guaranty by the Company, payable in its common stock. In January 2001, G1 ceased operations and in February 2001, the Company issued to the Lenders 1,058,476 shares of its common stock with a market value of approximately $4,500,000 pursuant to the guaranty of $7,000,000 of such securities. The Lenders have not yet requested payment under the guaranty with respect to the remaining $3,300,000 of such debt securities, however the Company estimates that it will issue additional common stock with a market value of approximately $3,300,000 in connection therewith. Accordingly, at March 31, 2000, the Company has a remaining accrual of $3,300,000. With respect to the $7,000,000 of such debt securities which were not subject to such limited guarantee, in the event of a change of control of the Company, the Lenders would have the right to put (and the Company would have a corresponding right to call) such securities to the Company for shares of its common stock or merger consideration, as the case may be, at their fair market value for the face amount of such debt securities plus a 25% annualized return.

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

         On January 31, 2001 the Company entered into Letter Agreements with Fernando J. Espuelas and Jack C. Chen, which amended their existing letter agreements, dated as of December 28, 2000. These agreements are attached hereto as Exhibits 10.1 and 10.2, respectively and descriptions thereof appear in Note 11 below.

11. DUE FROM OFFICERS

         During the year ended December 31, 2000, the Company provided lines of credit to certain employees. Such lines, aggregating $6.9 million are non-recourse and bear interest at rates ranging from 6.75% to 10.0% per annum. In January 2001 the $1.0 million lines available to the Company's Chairman and Chief Executive and President were increased to $4.0 million each. At March 31, 2001, the Company had loans receivable from officers totaling approximately
$7.0 million. These loans are secured to the extent permitted by Regulation U under the Securities Exchange Act of 1934, as amended, and are otherwise non-recourse to the borrower. Under the respective terms of their letter agreements, the loans provided to the Chairman and Chief Executive Officer and the President will become due and payable within 30 days of the occurrence of certain events. Under the respective terms of their loan and employment agreements, the loans provided to the Chief Financial Officer and the Senior Vice President, General Counsel will become due and payable within 30 days if the Company terminates their employment for cause or they terminate their employment without good reason, or within 60 days if their employment is terminated due to disability. The Company will forgive up to $1,000,000 of the loans to the Chairman and Chief Executive Officer and the President if the Company terminates either of their employment without cause or either of them terminates his employment with good reason, or in the event of a change in control of the Company, provided that they are employed with the Company on the date of such event. In the case of the Chief Financial Officer or the Senior Vice President, General Counsel, the Company will forgive half of the loan amounts made if the Company terminates their employment without cause or they terminate their employment with good reason. The loan provided to the President, StarMedia de Mexico and President, Global Sales becomes due and payable within 30 days of the termination, for any reason, of her employment with the Company. Loans that are intended to be forgiven over the term of employment are being charged to compensation expense on a straight-line basis over the forgiveness period.

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



12. LEGAL PROCEEDINGS

         See Part II, Item 1, Legal Proceedings.



13. SUBSEQUENT EVENT

         On July 3, 2002 the Company sold substantially all of the assets associated with starmedia.com, the Company's Spanish- and Portuguese-language portal, and LatinRed, the Company's Spanish language online community, to eresMas Interactive S.A. ("EresMas") for $8,000,000 in cash. In addition, in order to facilitate the transfer of these assets, the Company agreed to provide transitional services to EresMas under a Transition Licensing Agreement. The Company will record a loss of approximately $500,000 from the aforementioned sale. The assets sold comprised substantially of fixed assets and intangible assets. As part of the terms of the sale to EresMas, the Company has agreed to cease using the "StarMedia" brand commercially and, subject to shareholder approval, to amend its certificate of incorporation to change its name. Henceforth, the Company will operate commercially under the name "CycleLogic."



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

RESTATEMENT

         The Company, in consultation with its independent accountants, determined to restate its unaudited consolidated financial statements for the fiscal quarters ended March 31, June 30, September 30, and December 31, 2000, as well as quarters ended March 31 and June 30, 2001, and its audited consolidated financial statements for the fiscal year ended December 31, 2000. The Company initially announced its intention to restate these consolidated financial statements on November 19, 2001. That announcement related to the preliminary conclusion of a Special Committee of the Board of Directors that approximately $10,000,000 in revenues was improperly recognized by two of the Company's Mexican subsidiaries during the period October 1, 2000 through June 30, 2001. Subsequent to that announcement, the Special Committee authorized the Company's management to undertake an additional investigation in order to confirm whether any additional accounting irregularities occurred during the periods in question.

         Additional information related to the restatements and adjustments made to the Company's financial statements for the periods mentioned above are set forth in Note 2 of the Unaudited Condensed Consolidated Financial Statements. This information includes the amount of the adjustments made during the quarter with respect to which the Company has restated or adjusted previously issued financial statements.

         As a result of the restatement of the Company's consolidated financial statements for the quarterly period ended March 31, 2001 certain information contained in this item has been changed from that which was reported previously in the Company's Form 10-Q. (see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements).

         Since the Company originally filed its Report on Form 10-Q for the fiscal quarter ended March 30, 2001, the Company's business has changed significantly. The following description is accurate as of the date that this Report on Form 10-Q/A was filed:

OVERVIEW

         StarMedia Network, Inc. (d/b/a CycleLogic) was incorporated in Delaware in March 1996. We commenced operations in September 1996 and launched the StarMedia network of websites targeted at Spanish and Portuguese-speaking Internet users in December 1996. In May 1999, we completed the initial public offering of our common stock and in October 1999 we completed a follow-on public offering of our common stock. Our principal executive offices are located at 999 Brickell Ave. Suite 808, Miami, Florida, 33131 and our telephone number is (305) 938-3000. Previously, our principal offices were located at 75 Varick Street, New York, New York, 10013.

         The Company was established as an Internet media company. The Company was among the first companies to develop Internet sites tailored specifically to the interests and needs of Spanish and Portuguese speakers. In so doing, we were also among the first to attract a broad user base among Spanish- and Portuguese-speaking Internet users. Much like operators of traditional media companies (print, television, radio, etc.), the Company sold advertising to advertisers seeking to reach its user base, and historically derived a majority of its revenues from fees paid to us by advertisers on our sites.

         The Company subsequently acquired Internet properties and businesses that were deemed to be complementary to this business. One such acquisition was the September 1999 purchase of PageCell International Holdings (PageCell), which formed the basis of our mobile Internet solutions business. These solutions consist of a unique mix of technology and content that allows operators and their end users to take full advantage of the Internet across multiple platforms.

         Since the acquisition of PageCell the Company has, in addition to its media business, engaged in the business of providing Internet solutions to wireless telephone operators in Latin America. In May 2001, the Company signed a strategic agreement with BellSouth International under which the Company would design and implement "multi-access portals" for BellSouth's subsidiaries in Latin America. At the same time, BellSouth and several other investors invested $35.1 million in the Company.



         Since the summer of 2001, the Company has undertaken a realignment for the general purpose of reducing the costs of operating our Internet media services business and focusing our resources on the development of our mobile solutions business. Management believes this realignment was necessary in order to preserve the Company's prospects of becoming profitable. The rationale for this realignment was that since the StarMedia network was established, the Company's media business has continued to incur significant operating losses as the costs of providing content, tools and applications necessary to attract and maintain a broad user base continued to significantly exceed the revenues derived from basic advertisers' fees. Also underlying this realignment was the expectation of management and the board of directors that the deterioration of the Internet advertising market in Latin America and the U.S. during 2001 would continue and was unlikely to increase to levels that would support the established levels of operating costs of the Company's media business.





         In early 2002, the Company's management and board of directors determined that, notwithstanding the realignment undertaken as of that time, the continued operation of the Company's media assets would undermine the Company's prospects for profitability. Accordingly, the Company undertook efforts to sell its remaining media assets, including the starmedia.com portal and its LatinRed community products. On July 3, 2002, the Company sold most of the intellectual property, hardware and other assets associated with the operation of starmedia.com and LatinRed to EresMas, and agreed that it would cease to conduct business under the StarMedia name. Effective as of July 3, 2002, the Company operates under the name "CycleLogic." This change of name has been approved by management and the board of directors, who expect to propose at the next meeting of the Company's shareholders that the Company formally change its name to "CycleLogic, Inc." Any such change of name is subject to the approval by the Company's shareholders.





         The Company is now principally engaged in providing integrated Internet solutions to wireless telephone operators in Latin America targeting Spanish-and Portuguese-speaking end-users. In addition, we continue to operate several Spanish- and Portuguese- language websites and to design and operate portals for third parties. Substantially all of our revenues are currently being generated from our mobile solutions business. Our customers are in Latin America and most of our revenues come from Venezuela, Brazil, Colombia, Argentina, and Chile.





         MOBILE INTERNET SOLUTIONS. We are one of the leading providers of mobile Internet software and application solutions to wireless telephone operators in Spanish- and Portuguese-speaking markets. We offer comprehensive end-to-end solutions that are comprised of an integrated and customized suite of technology platforms, content and applications. Our mobile Internet solutions enable wireless carriers and enterprises to provide end-users with access to personalized Internet content, email, messaging, secure mobile banking and other mCommerce opportunities through a variety of technologies, including SMS (Short Message Services), WAP (Wireless Application Protocol) and voice telephony. Through our solutions, end users can access this content through a variety of devices, including personal computers, cellular phones, pagers, PDAs and PCs and GSM handsets. By providing their end-users the services enabled by our mobile Internet solutions, wireless operators hope to increase user airtime and subscription fees (thereby increasing their average revenue per user or "ARPU") and reduce their customer turnover rates (referred to in the industry as "churn rates").



         Our scalable, proprietary technology is comprised of our Wireless Internet Server (WIS) and "Gen3" wireless portal technology.

         o WIS TECHNOLOGY. The WIS software is a carrier-class technology that permits mobile operators to deliver short-message services
              (SMS) and other content from the Internet to their customers in a manner that is fully integrated with the wireless operator's provisioning systems (the systems that determine which customers have elected to receive specific services), billing systems, gateway infrastructure systems, and other back-end systems. Two components of our WIS technology are:

              -- TRANSACTIONAL-BILLING. This feature of the WIS technology allows wireless operators to apply different business rules to permit flexible billing (for post-paid and pre-paid) based on the type of mobile Internet service accessed by an end-user, the end-user's subscription plan and other variables identified by the operator.

              -- WIRELESS MARKETPLACE. This feature of the WIS technology allows wireless operators to efficiently and cost-effectively distribute third parties' content and applications (in addition to the Company's own) through the WIS and to integrate such services within their overall mobile Internet service offerings.
              The WIS software is designed to operate on dedicated servers placed in the wireless operators' premises.



         o GEN3 WIRELESS PORTAL TECHNOLOGY. Our Gen3 wireless portal technology allows wireless operators to provide to their customers personalized Internet websites that can be viewed through different browser types and devices, including their personal computers and wireless devices (such as WAP-enabled phones and PDAs). Using this technology, the content and services offered on end-users' portals, as well as the branding of the portal, vary based on the user's profile and subscription of services.





         Although our competitors have been able to develop technologies that are similar to our WIS technology and Gen3 wireless portal technology, the Company believes that its proprietary technologies' ability to interface with wireless operators' back end systems via our Transactional Billing system and Wireless Marketplace gives it a competitive advantage over other solutions providers. This technology allows our customers to better target their end-users by being able to track and identify the services or plans being accessed through the different platforms (personal computer, mobile telephones and PDAs) used by the end-user.



         We use third-party content and technology to further enhance the services and tools that wireless operators can deliver through our WIS and Gen3 wireless portal technology. In addition, we have integrated third-party voice recognition, text-to-speech and telephony technologies (also known as voice portal technologies), along with our proprietary technologies, to create an integrated access platform, allowing end-users to have seamless interactive access via voice, web, WAP and SMS to a variety of content and applications. This integrated access platform is the basis of the Multiple Access Portal (MAP) services we provide to subsidiaries of BellSouth International in Latin America.

         The Company derives revenues from its mobile Internet solutions through set up and installation fees, technology licenses fees and usage-based fees. We currently have agreements for the use of our WIS technology with more than 20 wireless operators throughout the region, including subsidiaries of BellSouth International, Verizon, Telefonica and Americas Telecom.

         INTERNET MEDIA SERVICES. Historically, the Company has also provided extensive services to consumers, including community features such as

         o free email, promotional email newsletters, user surveys, chats, instant messaging, and home pages;
         o tools and applications, such as games, multimedia players, comprehensive city guide content, and sophisticated search capabilities;
         o  local and global editorial content; and
         o  online shopping in Spanish and Portuguese.



         The Company has derived revenues from its Internet media services principally through sales of advertising and promotions on these services, including banners, buttons and sponsorships. For the three months ended March 31, 2001, two advertisers, individually, accounted for more than 10% of our total revenues and our top five advertisers accounted for 49% of our total revenues. In addition, the Company has used the information derived about users of its services, particularly from user surveys and email usage patterns, to sell targeted direct marketing emails to advertisers seeking to target specific user profiles. As explained above, these revenues are no longer an integral part of the Company's business model.



         Currently, the Company continues to operate the following media services:



         o batepapo.com.br, a Brazilian chat services, which the Company may either sell or shut down in the near future; and





         o local Internet city guides such as nacidade.com.br; guiasp.com.br; guiarj.com.br; paisas.com; yoinvito.com; panoramas.cl and openchile.cl, which the Company expects to continue to operate in connection with its mobile solutions business.



         PORTAL SOLUTIONS. The Company provides portal development services to enable companies to leverage the power of the Internet to reach their business objectives. We use our content, technology and know-how to create branded, content-rich websites (commonly referred to as "portals") for consumer-oriented businesses that desire to attract and serve customers through the Internet. Through the Company's portal development services enterprises can establish a powerful presence on the World Wide Web, which enables them to improve customer service, conduct further transactions, and increase their service/product offerings, ultimately resulting in increased revenues.

         In the past we were able to draw on the existing content, tools and applications from our Internet media services and include them as part of our portal solutions. Following the sale or liquidation of our Internet media services business, the Company will continue to develop and access third-party content, tools and applications in order to continue to provide portal solutions to businesses, although we do not expect this to be our principal business and we may not generate significant revenues from this business

         The Company derives revenues from its portal solutions principally through development fees and maintenance fees it charges its portal solutions customers. Historically, it has also generated revenues from on-line promotions and advertising it undertakes with respect to the portals it develops. The Company does not anticipate that this will be a significant source of revenues for its portal solutions business in the future.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
MARCH 31, 2000

REVENUES

         Total revenues decreased to $8.9 million for the three months ended March 31, 2001 as compared to $9.9 million, for the three months ended March 31, 2000. This decrease in revenues was primarily due to a decrease in the volume of revenue-producing advertising impressions and sponsorships. Barter revenue for the three months ended March 31, 2001 and 2000 accounted for 35% and 14% of total revenues, respectively.

         For the three months ended March 31, 2001, two advertisers, individually, accounted for more than 10% of our total revenues. For the three months ended March 31, 2000, one single advertiser accounted for more than 10% of our total revenues. For the three months ended March 31, 2001, our top five advertisers accounted for 49% of our total revenues. For the three months ended March 31, 2000, our top five advertisers account for 30% of our total revenues.

OPERATING EXPENSES

PRODUCT AND TECHNOLOGY

         Product and technology development expenses decreased to $14.5 million, or 164% of total revenues, for the three months ended March 31, 2001, from $15.9 million, or 161% of total revenues, for the three months ended March 31, 2000. This decrease was primarily due to decreases of approximately $700,000 in expenses related to content acquisition and $800,000 for hosting costs.

SALES AND MARKETING

         Sales and marketing expenses decreased to $17.5 million, or 197% of total revenues for the three months ended March 31, 2001 from $18.6 million, or 188% of total revenues for the three months ended March 31, 2000. This decrease was primarily due to the net effect of decreases in advertising, salaries, trade show events, marketing, legal, consulting and contract fees, totaling approximately $7.2 million offset by an increase for bad debt reserve of $6.1 million. We believe the Company has ample coverage for bad debts and will continue to review the collectibility of our receivables.

GENERAL AND ADMINISTRATIVE



         General and administrative expenses increased to $9.2 million, or 103% of total revenues, for the three months ended March 31, 2001, from $7.9 million, or 80% of total revenues, for the three months ended March 31, 2000. The increase in general and administrative expenses was primarily due to increases in compensation-related expense and miscellaneous expenses in connection the restatement, partially offset by decreases in legal, tax, audit, and rent expense.



DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expenses increased to $5.7 million, or 65% of total revenues, for the three months ended March 31, 2001, from $4.5 million or 46% of total revenues, for the three months ended March 31, 2000. This increase is due to the net effect of an increase in depreciation expense due to additional capital purchases offset by a decrease of goodwill amortization due to an impairment of goodwill in December 2000. We expect that depreciation and amortization expenses will continue to increase as additional capital purchases are incurred during 2001.

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

IMPAIRMENT OF FIXED ASSETS

         In the first quarter of 2001, the company decided to cease operating the Webcast Solutions Company that had been merged in September 1999 with a wholly owned subsidiary of the company ("Webcast Solutions"). Webcast Solutions was a streaming media Company focused on the global delivery of audio, video and other internet based interactive media. The decision to cease operation of this asset mainly resulted from the significant costs that were required to operate and maintain this investment. Furthermore, the penetration rates previously anticipated by the company were not achieved during the period the asset operated and management did not expect significant short-term nor long-term improvements. As a result, the total loss recognized as a result of this decision totaled $1,153,000 for the three months ended March 31, 2001.

INTEREST

         Interest income includes income from our cash and investments. Interest income decreased to $1.4 million for the three months ended March 31, 2001 from $3.5 million for the three months ended March 31, 2000. Interest income decreased as a result of a decrease in the average invested cash balance for the above periods.

         Interest expense decreased to $75,000 for the three months ended March 31, 2001 from $320,000 for the three months ended March 31, 2000. Interest expense decreased as a result of a decrease in the average loan balance outstanding for the above periods.

LIQUIDITY AND CAPITAL RESOURCES

         To date, we have financed our operations primarily through the sale of our equity securities. At March 31, 2001, we had $61.4 million in cash and cash equivalents, a decrease of $32.0 million from December 31, 2000.

         For the three months ended March 31, 2001, we used $23.9 million in operating activities, substantially related to our $38.6 million loss during the period, which included non-cash activities such as $5.7 million for depreciation and amortization, $6.1 million in provision for bad debts, a loss of $1.2 million that resulted from the shut-down of Webcast Solutions and $715,000 for amortization of stock-based compensation. In addition, for the three months ended March 31, 2001, we used $7.9 million in investing activities, including $7.2 million for the purchase of fixed assets.

         Net cash (used in) provided by financing activities were ($709,000) and $1.3 million for the three months ended March 31, 2001 and 2000, respectively. Net cash used in financing activities during the three months ended March 31, 2001 consisted primarily of repayment of long-term debt, offset by proceeds from issuance of common stock. Net cash provided by financing activities during the three months ended March 31, 2000 consisted primarily of proceeds from issuance of common stock.

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


         While we recently announced our intent to reduce operating expenses significantly, through a reduction of our work force and other operating costs, our current cash and cash equivalents may not be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. If working capital is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or establish an additional credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

COLLECTION RISK

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

FOREIGN CURRENCY EXCHANGE RISK

         We do not hedge our exposure to foreign currency exchange risk. We are subject to exchange rate fluctuations, which may be a significant risk because of our operations in Latin America.


                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In August 2001, the Company, three of its executive officers and each of the underwriters who participated in the Company's May 25, 1999 initial public offering were named as defendants in three class action complaints filed in the United States District Court for the Southern District of New York: Earl Arneson v. StarMedia Network, Inc, et al; John R. Longman v. StarMedia Network, Inc., et al; and BH Holdings LLC v. StarMedia Network, Inc., et al. The complaints, which are substantially identical, each seek unspecified damages for alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the Company's initial public offering. The complaints allege that the underwriters charged the Company excessive commissions and inflated transaction fees not disclosed in the registration statement and allocated shares of the Company's initial public offering to favored customers in exchange for purported promises by such customers to purchase additional shares in the aftermarket, thereby allegedly inflating the market price for the Company's common stock. These actions have been consolidated with hundreds of other securities class actions commenced against more than 300 companies and approximately 40 investment banks in which plaintiffs make substantially similar allegations as those made against the Company with respect to the initial public offerings at issue in those cases. All of these actions have been consolidated under the caption "In re: Initial Public Offering Securities Litigation, 21 MC 92 (SAS)". The judge in the consolidated action has adjourned without date the time for all defendants to respond to the complaints.

         On November 19, 2001, the Company announced to the public that it had commenced an investigation into the facts and circumstances related to certain accounting irregularities related to Mexican subsidiaries and that a restatement (the "Restatement") of its audited financial statements for the year ended December 31, 2000 and its unaudited financial statements for the quarters ended March 31, 2001 and June 30, 2001 would likely be necessary. The Company informed the SEC of this matter concurrently with its public announcement. Subsequently, the SEC has informed the Company that it has opened an investigation into this matter. The SEC investigation is on-going.

         In late 2001 and early 2002, eleven lawsuits were filed against the Company in the Southern District of New York in connection with the Company's announcement relating to the restatement referred to above. A lead plaintiff for the class and lead plaintiff's counsel were subsequently selected and a motion filed to consolidate the various claims. The Consolidated Amended Complaint was filed on May 31, 2002 in the Southern District of New York under the caption In re StarMedia Network, Inc. Securities Litigation 01 Civ. 10556 (S.D.N.Y.). The lead plaintiffs and all defendants have executed a settlement agreement that resolves all claims in the consolidated action. The settlement amount will be paid by the Company's directors and officers' liability insurance carrier. This settlement agreement is subject to review and ratification by the Honorable Denny Chin of the United States District Court for the Southern District of New York. A list of the eleven lawsuits before consolidation follows:


CASE NAME                                                         DATE FILED
---------                                                      -----------------
Kramon v. StarMedia Network, et al.                            November 20, 2001
Stourbridge Ltd., et al. v. StarMedia Network, et al.          November 20, 2001
Rennel Trading Corp. v. StarMedia Network, et al.              November 21, 2001
Ehrenreich v. StarMedia Network, et al.                        November 27, 2001
Howe v. StarMedia Network, et al.                              November 27, 2001
Mayper v. StarMedia Network, et al.                            November 28, 2001
Dorn v. StarMedia Network, et al.                              December 3, 2001
Hindo v. StarMedia Network, et al.                             December 12, 2001
Mather v. StarMedia Network, et al.                            December 19, 2001
Nulf v. StarMedia Network, et al.                              December 19, 2001
Vasko v. StarMedia Network, at al.                             January 7, 2002



         In April 2002, AT&T Corp filed a claim in the United States District Court for the Southern District of New York seeking payment from the Company for telecommunications services rendered to the Company in the amount of approximately $337,000, and in June 2002 AT&T amended that complaint to increase the amounts claimed to approximately $1,400,000. In addition, for over a year the Company has engaged in periodic discussions with AT&T regarding the Company's alleged commitments to purchase a variety of services from AT&T, and in April 2002 had received correspondence from AT&T alleging that approximately a total of $1,100,000 was payable by the Company. The Company denies that it owes most of the amounts alleged to be payable by AT&T. The parties have commenced settlement discussions.



         In October 2001, Fausto Zapata, formerly President of SMN de Mexico, S de RL, filed a notice in the applicable Labor Courts in Mexico City alleging that the Company failed to make payments due to him under an employment agreement following his termination by the Company. The amounts claimed by Mr. Zapata exceed 8.5 million Pesos, or approximately $900,000. The Company maintains that it owes Mr. Zapata solely the minimum amounts required to be paid following termination of his at-will employment, which the Company calculates to be approximately 600,000 Mexico Pesos, or approximately $65,000.

         In January 2002 Mr. Carlos Ponce filed a claim in U.S. District Court in the Southern District Court of Florida in connection with allegations by Mr. Ponce that the Company exceeded the scope of a license to use his image in connection with an advertising campaign. Mr. Ponce claims violations of common law and statutory rights of publicity under Florida law, unfair business practices, misappropriation, and also asserts claims under the Lanham Act. Mr. Ponce seeks damages allegedly in excess of $1,000,000, treble damages, punitive damages, and injunctive and other equitable relief. The Company filed an answer to the complaint in February 2002. In June 2002 the judge in this case issued an order to show cause directing the plaintiff to show cause why the case should not be dismissed. Mr. Ponce has responded and delivered to the Company a request to produce documents. The Company denies Mr. Ponce's claims and believes that even if such claims were proven, the damages sought are grossly overstated, and that the Lanham Act claim may be legally deficient.

         In May 2002 the Company was notified that Digital Impact has presented a demand for arbitration seeking payment of approximately $594,000 allegedly owed to Digital Impact by the Company in connection with the Company's termination of an agreement between Digital Impact and the Company.



         In June 2001, the Company commenced an action entitled StarMedia Network, Inc. v. Patagon.com International, Inc. in the Commercial Division of the Supreme Court of the State of New York, New York County against Patagon.com International, Inc. ("Patagon"). The complaint seeks to recover compensatory and consequential damages in an amount not less than $4,250,000 for Patagon's breach of a Web Content Agreement pursuant to which the Company and Patagon hosted a co-branded website linked to the Company's internet property StarMedia.com through its "Money Channel." The complaint alleges that Patagon breached the Web Content Agreement by wrongfully and prematurely terminating the agreement. In August 2001, Patagon filed an Answer and Counterclaim (the "Counterclaim") to the complaint in which Patagon seeks to recover unspecified damages on claims for breach of contract and breach of the duty of good faith and fair dealing premised upon the Company's alleged breach of the Web Content Agreement. Also in August 2001, the Company served its Answer and Affirmative Defenses to the Counterclaim in which it denied all of the material allegations of the Counterclaim and asserted affirmative defenses to the claims asserted therein. Discovery is pending in this case.



         In September 2001, Justin K. Macedonia, the then General Counsel of the Company, filed a notice of intention to arbitrate against the Company, asserting that the Company was obligated to make tax indemnity payments to him in the amount of $1,700,000. The Company denied any obligation to make such payment and asserted counterclaims against Mr. Macedonia. Mr. Macedonia's employment with the Company terminated in November 2001. The arbitration hearing was concluded in March 2002. In May 2002 the arbitrator issued a final judgment denying Mr. Macedonia's claims, as well as the Company's counterclaims.

         In December 2000, a consulting company filed suit against the Company in the New York Supreme Court claiming unpaid fees of approximately $2,300,000. In October 2001, pursuant to a Settlement Agreement, the Company and the consulting company agreed to settle the lawsuit. The Company agreed to pay the consulting company an amount within the range that the Company had previously reserved for such lawsuit in its financial statements. The suit was settled for an amount not material to the Company. The Company has paid such amount and such lawsuit has been dismissed with prejudice.

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



         The Company intends to vigorously defend the aforementioned claims that are threatened or pending against it but believes that an adverse outcome with respect to one or more of these matters could have a material adverse effect on the financial condition of the Company.



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following Exhibits are filed with this report:


 EXHIBIT
  NUMBER    DESCRIPTION
--------    -----------
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

Date: July 10, 2002

                              STARMEDIA NETWORK, INC.

                                      /s/ Ana M. Lozano-Stickley
                                     ------------------------------------------
                              By:    Ana M. Lozano-Stickley
                                     CHIEF FINANCIAL OFFICER (DULY AUTHORIZED
                                     OFFICER AND PRINCIPAL FINANCIAL OFFICER)