Form 10-Q/A
period 2001-06-30
STARMEDIA NETWORK INC
filed 2002-07-11
CIK 1057334

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                     1-15015
                                     -------

                            (COMMISSION FILE NUMBER)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

    | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
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

                                      INDEX



                                                                                                                          PAGE NO.

PART I.              FINANCIAL INFORMATION

             Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     Unaudited Condensed Consolidated Balance Sheets at June 30, 2001 (restated) and
                     December 31, 2000 (restated) .....................................................................       6
                     Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June
                     30, 2001 (restated)and 2000 (restated)............................................................       7
                     Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001
                     (restated)and 2000 (restated).....................................................................       8
                     Notes to Restated and Unaudited Condensed Consolidated Financial Statements for the six months ended
                     June 30, 2001.....................................................................................       9

             Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............      14
             Item 3. Quantitative and Qualitative Disclosure About Market Risk.........................................      20

PART II.             OTHER INFORMATION

             Item 1. Legal Proceedings.................................................................................      21
             Item 2. Changes In Securities and Use of Proceeds.........................................................      22
             Item 3. Defaults upon Senior Securities...................................................................      23
             Item 4. Submission of Matters to a Vote of Security Holders...............................................      23
             Item 5. Other Information.................................................................................      24
             Item 6. Exhibits and Reports on Form 8-K..................................................................      24
             Item 7. Signatures........................................................................................      24

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

         The following is a summary of the cumulative effect of the restatement of the Company's net loss for the quarters ended March 31, 2001 and June 30, 2001:

                                                                 As previously           As restated
                                                                    reported
                                                                 -------------           -------------

         Net loss for quarter ended March 31, 2001               $(31,226,000)           $(38,643,000)
         Net loss for quarter ended June 30, 2001                $(47,838,000)           $(52,720,000)

         Additional information related to the restatements and adjustments made to the Company's financial statements for the periods mentioned above are set forth in Note 2 of the Unaudited Condensed Consolidated Financial Statements. This information includes the amount of the adjustments made during each quarter with respect to which the Company has restated or adjusted previously issued financial statements.

RECENT DEVELOPMENTS

Since June 30, 2001, the Company has experienced the following developments set forth below.

     o Gerardo Rosenkrantz resigned from the board of directors in July 2001 and Jack Chen and Marie Jose Kravis resigned from the board of directors in August 2001.


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


     o In November 2001 the Company vacated its headquarters at 75 Varick Street in New York City. Under terms negotiated with its landlord, the Company was released from any further obligations under the lease. The Company's headquarters are currently located in Miami, Florida, which previously served as the headquarters of the Company's Mobile Solutions business.

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

     o The Company has continued to undertake a realignment of the Company for the purposes of focusing its resources on its mobile solutions business. As part of this realignment, the Company reduced its number of full-time employees from 520 as of close of business on December 31, 2001 to 391 as of June 21, 2002. In addition, following the Company's change of its headquarters in late 2001 from New York to Miami, Florida, which was previously the headquarters of the Company's mobile solutions business, during 2002, the Company has substantially reduced its presence in New York. As of June 21, 2002, the Company currently had 30 employees based in its New York City offices, as compared to 118 employees based in such office as of close of business on December 31, 2001.

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30, 2001  DECEMBER 31, 2000
                                                                                       -------------  -----------------
                                                                                          (RESTATED)     (RESTATED)
                                                                                         (UNAUDITED)       (Note 1)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................................................   $  59,223,000    $  93,408,000
  Accounts receivable, net of allowance for bad debts of $6,580,000 (2001)
     and $1,849,000 (2000) .........................................................       2,037,000       13,524,000
  Unbilled receivables .............................................................       6,797,000        6,131,000
  Other current assets .............................................................      12,340,000        7,680,000
                                                                                       -------------    -------------
TOTAL CURRENT ASSETS ...............................................................      80,397,000      120,743,000
  Fixed assets, net ................................................................      54,075,000       55,569,000
  Intangible assets, net of accumulated amortization of $ 2,353,000 (2001)
     and $1,676,000 (2000) .........................................................       4,944,000        5,557,000
  Goodwill, net of accumulated amortization of $ 4,156,000 (2001)
      and $2,435,000 (2000) ........................................................      15,102,000        6,582,000
  Officer loans ....................................................................         800,000        4,563,000
  Other assets .....................................................................      10,520,000       16,091,000
                                                                                       -------------    -------------
TOTAL ASSETS .......................................................................   $ 165,838,000    $ 209,105,000
                                                                                       =============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable .................................................................   $   9,417,000    $  20,737,000
  Accrued expenses .................................................................      21,335,000       15,601,000
  Loan payable, current portion ....................................................              --        2,462,000
  Deferred revenue .................................................................       4,184,000        1,128,000
                                                                                       -------------    -------------
TOTAL CURRENT LIABILITIES ..........................................................      34,936,000       39,928,000
  Loan payable, long-term portion ..................................................              --        1,902,000
  Deferred rent ....................................................................       3,460,000        2,199,000
  Preferred dividends payable ......................................................         183,000               --
SERIES A CONVERTIBLE PREFERRED STOCK
  Series A Convertible Preferred Stock, $.001 par value, 1,960,784 shares authorized, 1,431,373 shares issued and outstanding at June 30, 2001,
    liquidation preference of $36,683,000 at June 30, 2001..........................      35,055,000               --

STOCKHOLDERS' EQUITY:
  Preferred Stock, authorized 10,000,000 shares:
  Series 1999A junior-non-voting convertible preferred stock, $.001 par value,
    2,300,000 shares authorized, 58,140 shares outstanding at June 30, 2001 and
    December 31, 2000, respectively ................................................                               --
  Common stock, $.001 par value, 200,000,000 shares authorized, 70,411,071 and
    66,927,883 shares issued and outstanding at June 30, 2001 and December 31, 2000,
    respectively ...................................................................          70,000           67,000
  Common stock issuable ............................................................      17,101,000       12,260,000
  Additional paid-in capital .......................................................     527,861,000      516,311,000
  Accumulated deficit ..............................................................    (450,842,000)    (360,125,000)
  Deferred compensation ............................................................      (1,135,000)      (2,636,000)
  Accumulated comprehensive loss ...................................................        (851,000)        (801,000)
                                                                                       -------------    -------------
Total stockholders' equity .........................................................      92,204,000      165,076,000
                                                                                       -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................................   $ 165,838,000    $ 209,105,000
                                                                                       =============    =============

See accompanying notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2001.

                    STARMEDIA NETWORK, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                    ----------------------------    ------------------------------
                                                                        2001            2000             2001            2000
                                                                    ------------    ------------    -------------    -------------
                                                                             (RESTATED)                      (RESTATED)
                                                                             (UNAUDITED)                     (UNAUDITED)
Revenues ........................................................   $  6,289,000    $ 12,021,000    $  15,159,000    $  21,882,000
Operating expenses:
  Product and technology development ............................     14,234,000      19,458,000       28,776,000       35,358,000
  Sales and marketing ...........................................     12,498,000      21,190,000       29,971,000       39,777,000
  General and administrative ....................................      7,946,000       7,521,000       17,103,000       15,401,000
  Restructuring and other charges ...............................     15,351,000              --       15,351,000               --
  Depreciation and amortization .................................      6,939,000       7,289,000       12,678,000       11,833,000
  Stock-based compensation expense ..............................        683,000       1,108,000        1,398,000        2,320,000
  Loss on impairment of fixed assets.............................             --              --        1,153,000               --
                                                                    ------------    ------------    -------------    -------------

  Total operating expenses ......................................     57,651,000      56,566,000      106,430,000      104,689,000
                                                                    ------------    ------------    -------------    -------------

Loss from operations ............................................    (51,362,000)    (44,545,000)     (91,271,000)     (82,807,000)
Other income (expense):
  Interest income ...............................................        920,000       3,330,000        2,295,000        6,793,000
  Interest expense ..............................................       (568,000)       (364,000)        (643,000)        (684,000)
  Loss in unconsolidated subsidiary .............................     (1,800,000)     (2,500,000)      (1,800,000)      (2,500,000)
  Other income / (expenses) .....................................         90,000        (373,000)          55,000         (373,000)
                                                                    ------------    ------------    -------------    -------------

Loss before provision for income taxes ..........................    (52,720,000)    (44,452,000)     (91,364,000)     (79,571,000)
Provision for income taxes ......................................             --          (7,000)               _           (7,000)
                                                                    ------------    ------------    -------------    -------------
Net loss ........................................................   $(52,720,000)   $(44,459,000)   $ (91,364,000)   $ (79,578,000)
Preferred stock dividends and accretion .........................       (206,000)             --         (206,000)              --
                                                                    ------------    ------------    -------------    -------------
Net loss available to common stockholders .......................   $(52,926,000)   $(44,459,000)   $ (91,570,000)   $ (79,578,000)
                                                                    ============    ============    =============    =============
Basic and diluted net loss per common share .....................   $      (0.76)   $      (0.68)   $       (1.33)   $       (1.22)
                                                                    ============    ============    =============    =============
Number of shares used in computing basic and diluted net loss per
  share .........................................................     70,001,765      65,706,679       68,693,438       65,173,234
                                                                    ============    ============    =============    =============

See accompanying notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2001.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                                                            ---------------------------------
                                                                                  2001            2000
                                                                              ------------    -------------
                                                                                       (RESTATED)
                                                                                       (UNAUDITED)
OPERATING ACTIVITIES
Net loss ..................................................................   $(91,364,000)   $ (79,578,000)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...........................................     12,678,000       11,833,000
  Provision for bad debts .................................................     11,316,000          225,000
  Amortization of stock-based compensation ................................      1,398,000        2,320,000
  Writedown of officer loans ..............................................     10,397,000               --
  Deferred rent expense ...................................................      1,261,000        2,151,000
  Loss on impairment of fixed assets.......................................      1,153,000               --
Changes in operating assets and liabilities:
  Accounts receivable .....................................................        575,000      (3,081,000)
  Unbilled receivables ....................................................       (666,000)              --
  Other assets ............................................................     (1,535,000)      (9,442,000)
  Accounts payable and accrued expenses ...................................     (1,987,000)      23,173,000
  Deferred revenues .......................................................      2,864,000          (46,000)
                                                                              ------------    -------------
Net cash used in operating activities .....................................    (53,910,000)     (52,446,000)
INVESTING ACTIVITIES
Purchase of fixed assets ..................................................     (9,081,000)     (33,244,000)
Intangible assets .........................................................       (150,000)      (1,209,000)
Other assets ..............................................................      5,661,000      (12,213,000)
Officer loans .............................................................     (6,836,000)              --
Cash paid for acquisitions ................................................     (2,133,000)      (7,527,000)
                                                                              ------------    -------------
Net cash used in investing activities .....................................    (12,539,000)     (54,193,000)
FINANCING ACTIVITIES
Issuance of common stock ..................................................        204,000        3,139,000
Repayment of long-term debt ...............................................     (4,364,000)        (752,000)
Issuance of convertible preferred stock ...................................     36,500,000               --
Payments under capital leases .............................................             --          (58,000)
                                                                              ------------    -------------
Net cash provided by financing activities .................................     32,340,000        2,329,000
Effect of exchange rate changes on cash and cash equivalents ..............        (76,000)          99,000
                                                                              ------------    -------------
Net decrease in cash and cash equivalents .................................    (34,185,000)    (104,211,000)
Cash and cash equivalents, beginning of period ............................     93,408,000      274,089,000
                                                                              ------------    -------------
Cash and cash equivalents, end of period ..................................   $ 59,223,000    $ 169,878,000
                                                                              ============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid .............................................................   $    865,000    $     674,000
                                                                              ============    =============
Income taxes paid .........................................................   $    392,000    $          --
                                                                              ============    =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of content through common stock to be issued ..................   $  3,000,000    $          --
                                                                              ============    =============
Shares issued/issuable for acquisitions ...................................   $ 18,635,000    $          --
                                                                              ============    =============
Accrued purchases of fixed assets .........................................   $    552,000    $          --
                                                                              ============    =============

See accompanying notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2001.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
NOTES TO RESTATED AND UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR
                       THE SIX MONTHS ENDED JUNE 30, 2001

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS


         The accompanying condensed consolidated financial statements include the accounts of StarMedia Network, Inc. and its wholly-owned subsidiaries (collectively, the Company). All intercompany account balances and transactions have been eliminated in consolidation.



         The Company was incorporated under Delaware law in March 1996. The Company, after a significant change in business strategy during the second half of 2001, is now principally engaged in providing mobile Internet software and application solutions to wireless telephone operators businesses targeting Spanish- and Portuguese-speaking audiences worldwide. The Company's mobile Internet solutions allow users to access and receive Internet content, tools and applications through wireless devices, such as pagers, cellular phones, PCS handsets and personal digital assistants, or PDAs. The Company was originally established to develop Internet sites tailored specifically to the interests and needs of Spanish and Portuguese speakers, selling advertising to advertisers seeking to reach its user base, and historically derived a majority of its revenues from fees paid by advertisers on its sites, described herein as the "Internet media business" or "media solutions business". Although the Company continues to provide Internet Media services, these services are no longer an integral part of the Company's business.


         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 (restated) has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's restated annual report on Form 10-K for the year ended December 31, 2001.

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


         The other categories of adjustments arise from management's additional investigation to confirm the accuracy of the consolidated financial statements to be restated based on the Special Committee's investigation. The findings of management's investigation indicate that, in addition to the accounting irregularities identified by the Special Committee, the Company improperly (A) recognized certain revenues and related expenses that should have been classified as barter transactions in accordance with US GAAP; (B) recognized revenues from a number of sales that provided for future contingencies, were not appropriately authorized b y the customer, or for some other reason should not have been recognized; (C) failed to write down the value of certain assets at March 31, 2001 upon shutting down of a subsidiary; and (D) recognized certain other transactions that management identified in the course of its review of the Company's financial statements.

         As a result of the restatement, the consolidated financial statements of the Company have been restated as summarized below (in thousand except per share amounts):

                                                          As of and for
                                                          June 30, 2001
                                                 ---------------------------------
                                                 As previously
                                                   reported          As restated
                                                ---------------     --------------
Consolidated Balance Sheet:
Accounts receivable, net                           $  14,483          $   2,037
Other current assets                                  16,642             12,340
Total current assets                                  97,145             80,397
Goodwill, net                                         15,962             15,102
Total assets                                         183,446            165,838

Accounts payable                                      10,139              9,417
Accrued expenses                                      22,609             21,335
Deferred revenue                                       3,555              4,184
Total current liabilities                             36,303             34,936
Common stock issuable                                 15,637             17,101
Accumulated deficit                                 (433,137)          (450,842)
Total stockholder's equity                           108,445             92,204
Total liabilities and
   Stockholder's equity                            $ 183,446          $ 165,838


                                            For the six months ended      For the three months ended
                                                  June 30, 2001                  June 30, 2001
                                           --------------------------     --------------------------
                                           As previously                  As previously
                                             reported       As restated    reported      As restated
                                           -------------    -----------   -------------  -----------
         Consolidated Statement
            of Operations:
         Revenues                            $  30,243      $  15,159      $  14,204      $   6,289
         Sales and marketing                    35,290         29,971         15,626         12,498
         General and administrative             15,146         17,103          7,472          7,946
         Depreciation and amortization          12,839         12,678          7,100          6,939
         Restructuring and other charges        15,456         15,351         15,456         15,351
         Total operating expenses              108,905        106,430         60,571         57,651
         Loss from operations                  (78,662)       (91,271)       (46,367)       (51,362)
         Interest expense                         (865)          (643)          (681)          (568)
         Loss before provision for
            income taxes                       (78,977)       (91,364)       (47,838)       (52,720)
         Provision for income taxes                (87)            --             --             --
         Net loss                              (79,064)       (91,364)       (47,838)       (52,720)
         Basic and diluted net loss                 --             --
            per common share                 $   (1.15)     $   (1.33)     $   (0.69)     $   (0.76)

                                            For the six months ended      For the three months ended
                                                  June 30, 2000                  June 30, 2000
                                           ----------------------------   --------------------------
                                           As previously                  As previously
                                             reported       As restated    reported      As restated
                                           -------------    -----------   -------------  -----------

         Consolidated Statement
            of Operations:
         Revenue                             $  23,820      $  21,882      $  13,764      $  12,021
         Sales and marketing                    40,861         39,777         22,274         21,190
         General and administrative             15,777         15,401          7,702          7,521
         Total operating expenses              106,149        104,689         57,831         56,566
         Loss from operations                  (82,329)       (82,807)       (44,067)       (44,545)
         Loss before provisions for            (79,093)       (79,571)       (43,974)       (44,452)
            income taxes
         Net loss                              (79,100)       (79,578)       (43,981)       (44,459)
         Basic and diluted net loss
            per common share                 $   (1.21)     $   (1.22)     $    (.67)     $    (.68)

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


3.  BARTER TRANSACTIONS

         A portion of the Company's revenues is derived from barter transactions (agreements whereby the Company trades advertising on its network or services in exchange for advertising or services from unrelated parties). Barter advertising revenues and expenses are recognized in accordance with Emerging Issues Task Force Issue No. 99-17, Accounting for Barter Advertising. Barter service revenues and expenses are recognized in accordance with Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. Revenues from barter transactions are recognized during the period in which the advertisements are displayed on the Company's network or the services are rendered. Barter expense is recognized when the Company's advertisements are run or services are rendered by the unrelated party. For the three months ended June 30, 2001 and 2000, revenues derived from barter transactions were approximately $1.7 million and $2.1 million, respectively. For the six months ended June 30, 2001 and 2000, revenues derived from barter transactions were approximately $4.8 million and $3.5 million, respectively.


4.  IMPAIRMENT OF FIXED ASSETS

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

5.   ACQUISITIONS


         In April 2001, the Company acquired certain assets of Obsidiana, Inc. ("Obsidiana"), a premier online destination for Latin American women, in exchange for 1,125,000 shares of the Company's common stock, valued at approximately $2,600,000. The stockholders of Obsidiana included entities managed by J.P. Morgan Partners and Flatiron Partners, each of whom are significant stockholders of the Company. The entire value of the purchase price was attributed to goodwill at the time of purchase. The Company accounted for the Obsidiana acquisition under the purchase method of accounting and the results of operations have been included in the Company's financial statements from the date of acquisition. Pro-forma consolidated results of operations are not included, as the effects of the Obsidiana acquisition were not material to the Company.

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

7. EARNOUTS

         In connection with the acquisitions of AdNet.S.A de C.V. ("AdNet") in April 2000, the Company has accrued approximately $4.6 million as of March 31, 2001 as a result of certain revenue targets being met. Pursuant to the AdNet acquisition agreement, the Company is obligated to pay additional consideration in the form of StarMedia common stock over a five-year period from the acquisition date, subject to AdNet meeting certain specified performance targets. Such earnouts will be accrued as the targets are met.

8. STOCKHOLDERS' EQUITY


COMMON STOCK


         In February 2001, the Company issued 1,058,476 shares of its common stock in connection with its settlement of a guarantee related to the Gratis1 transaction described in Note 9 below, valued at approximately $4.5 million. Also in February of 2001, the Company issued 8,035 shares of its common stock in connection with its November 1999 acquisition of Paisas.com, valued at approximately $139,000. In April 2001, in connection with its February 2000 acquisition of Ola Turista Ltda., the owner of Guia and Guia RJ, and its September 1999 acquisition of PageCell International Holdings, Inc., the Company issued 592,128 shares and 528,787 shares, valued at approximately $2.0 million and $1.4 million, respectively. Also, in April 2001 the Company issued
1,125,000 shares of its common stock in connection with its acquisition of Obsidiana, valued at approximately $2.6 million.

         In connection with its April 2000 acquisition of AdNet S.A. de C.V. (AdNet), the Company is obligated to pay additional consideration in the form of StarMedia common stock over a five-year period from the acquisition date, subject to AdNet meeting certain specified performance targets. Such earnouts will be accrued as common stock issuable as the targets are met.

         During the six months ended June 30, 2001, the Company issued 104,627 shares of its common stock for approximately $57,000 in connection with the exercise of stock options. Additionally, the Company sold 66,135 shares of common stock for approximately $147,000 in connection with its Employee Stock Purchase Plan.

         During the quarter ended June 30, 2001, the Company issued 1,431,373 shares of its Series A Convertible Preferred Stock at a price per share of $25.50 to BellSouth Enterprises, Inc. (BellSouth) and certain other investors resulting in total proceeds of approximately $35.1 million to the Company, net of issuance costs of approximately $1.4 million (the BellSouth Investment). These shares are convertible into 14,313,730 shares of the Company's common stock at any time at the option of the holder. After 60 months from the date of issuance, the Company shall redeem the Series A Preferred Stock for cash or shares of the Company's common stock, in an amount equal to $36.5 million, plus accrued dividends thereon. The carrying value of the Series A Convertible Preferred Stock is being accreted up to its redemption value over 60 months using the effective interest method. Such accretion was $23,000 during the quarter ended June 30, 2001. Dividends accrued at 6% per annum and totaled approximately $183,000 during the quarter ended June 30, 2001.

         In addition, in connection with the BellSouth Strategic Agreement (see
Note 10), the Company agreed to issue warrants to BellSouth to purchase up to 4,500,000 shares of the Company's common stock, with exercise prices ranging from $4.55 to $8.55 per share that vest in May 2002 and expire during the period from May 2005 through May 2007. These warrants were valued, by an independent appraiser, at approximately $2.2 million and will be amortized over 60 months.

9. STOCK OPTIONS

         In connection with the granting of stock options in 1998 and the exchange of non-qualified options to incentive stock options, the Company recorded deferred compensation of approximately $19.5 million. In connection with the granting of stock options in 1999, the Company recorded additional deferred compensation of approximately $6.4 million. Deferred compensation is adjusted quarterly for exercises, cancellations and terminations and is being amortized for financial reporting purposes over the vesting period of the options. The amounts recognized as expense during the six-month period ended June 30, 2001 and June 30, 2000 were approximately $1.4 million and $2.3 million, respectively.

         Diluted net loss per share does not include the effect of options and warrants to purchase 25,048,000 and 16,072,000 shares of common stock at June 30, 2001 and 2000, respectively. Diluted net loss per share at June 30, 2001 also does not include the effect of 14,313,730 shares of common stock issuable upon the conversion of preferred stock on a "as if converted" basis, respectively, as the effect of their inclusion is antidilutive.

10. RELATED PARTY TRANSACTIONS

GRATIS1

         During 2000, the Company acquired a non-controlling 50% interest in Gratis1 (G1), which was subsequently reduced to approximately 48%. G1 was formed to provide free unlimited Internet access to users in Latin America. The owners of G1 also included Chase Equity Associates, The Flatiron Fund 2000 LLC, the Flatiron Associates II LLC, and CMGI among others. The Company accounted for its investment in G1 under the equity method of accounting and during the second quarter of 2000, the Company's share of equity losses in G1 exceeded its investment basis of $2.5 million and the investment was written-off.

         Chase Equity Associates, The Flatiron Fund 2000 LLC and the Flatiron Associates II LLC (the Lenders) purchased debt securities from G1 in an aggregate amount of $17.3 million. Approximately $10.3 million of such securities were backed by a limited guaranty by the Company, payable in its common stock. In January 2001, G1 ceased operations and in February 2001, the Company issued to the Lenders 1,058,476 shares of its common stock with a market value of approximately $4.5 million pursuant to the guaranty of approximately $7.0 million of such securities. In connection with the remaining $3.3 million guaranty, the Company will issue 1,148,000 shares of additional common stock valued at $3.00 per share in full settlement of the guaranty. At June 30, 2001, such amount is included in common stock issuable. With respect to the $7.0 million of such debt securities which were not subject to such limited guaranty, in the event of a change of control of the Company, the Lenders would have the right to put (and the Company would have a corresponding right to call) such securities to the Company for shares of its common stock or merger consideration, as the case may be, at their fair market value for the face amount of such debt securities plus a 25% annualized return.

BELLSOUTH

         On May 30, 2001, the Company entered into an agreement with BellSouth to create multi-access portals in Latin America (the BellSouth Strategic Agreement). Under the terms of the five-year agreement, the Company will design and service the multi-access portals and mobile applications and provide content, software application integration and support to BellSouth's operating companies in Latin America. BellSouth will supply wireless communications, marketing of services and billing capabilities. The two companies will share revenues generated by the new multi-access portals. All revenues associated with design and maintenance activities and the technology licenses will be recognized ratably over the life of the agreement, while the user fees and transaction revenues will be recognized when the services are rendered. For the three months ended June 30, 2001, there was no revenue derived from the BellSouth Strategic Agreement.

ABOUT.COM, INC.

         During the quarter ended June 30, 2001, the Company entered into a five-year agreement with About.com, Inc. (About.com) to create a jointly operated co-branded website, within the About.com website. About.com granted the Company certain worldwide license rights to use its content and proprietary technology in exchange for $2 million in cash and $3 million in shares of the Company's common stock. At June 30, 2001, such shares are included in common stock issuable. The aggregate purchase price of $5 million has been accounted for as a pre-paid expense, consisting of $3 million of content acquisition expenses, which will be expensed on a straight-line basis over the delivery period of four and a half years, $800,000 of advertising expenses, which will be expensed as services are rendered, $700,000 of maintenance expenses, which will be expensed on a straight-line basis over the life of the agreement and $500,000 of capital expenditures, which will be depreciated over an estimated useful life of five years.

AT&T

         During the quarter ended September 30, 2000, an agreement between the Company and AT&T Global Network Services (AT&T) to provide Internet access services in Argentina, Brazil, Chile, Colombia and Mexico was assigned to G1. AT&T was entitled to draw upon a $1.8 million letter of credit, guaranteed by StarMedia, in the event G1 failed to perform under this agreement. At June 30, 2001, AT&T drew down $1.4 million of the letter of credit, the balance of which was drawn upon in July 2001. Accordingly, during the quarter ended June 30, 2001, the Company recognized an expense of $1.8 million related to the guaranty.

11. DUE FROM OFFICERS

         During the year ended December 31, 2000, the Company provided lines of credit to certain officers totaling $6.4 million, under which $4.6 million was advanced to such officers. Such lines are non-recourse and bear interest at rates ranging from 6.75% to 10.0% per annum. In January 2001, the lines of credit available to the Company's officers were increased to $12.4 million. As of June 30, 2001, the Company had loans receivables to officers under such lines of credit totaling approximately $11.0 million. These loans are secured by shares of the Company's common stock held by its officers to the extent permitted by Regulation U under the Securities Exchange Act of 1934, as amended. In addition, during the year ended December 31, 2000, the Company made an unsecured, recourse loan totaling $500,000 to its Chief Operating Officer. As a result of the termination of the Company's Chief Operating Officer and management's determination that the remaining loans were unrealizable due to a reduction in value of the supporting collateral, the

Company reserved approximately $10.8 million against these loans and related interest, which amount is included in restructuring charges (see Note 13) for the period ended June 30, 2001. The portion reserved represents the anticipated unrealizable value of these loans.

12. COMPREHENSIVE LOSS

         Total comprehensive loss was approximately $52.6 million and $91.4 million for the three and six month periods ended June 30, 2001, respectively and approximately $45.0 million and $80.0 million for the three and six month periods ended June 30, 2000, respectively.

13. RESTRUCTURING AND OTHER CHARGES


         In May 2001, the Company announced a restructuring, the purpose of which was to realign the Company's business operations and reduce its operational overhead. In connection with such restructuring, the Company recorded aggregate charges of approximately $15.4 million, including approximately $10.8 million of loans and related interest to officers (see Note
11) that were reserved, approximately $3.4 million of severance payments to employees and certain officers of the Company and approximately $1.2 million of other related costs.


14. NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an investment-only approach. Thus, amortization of goodwill recorded in past combinations will cease upon adoption of SFAS No. 142, which is effective for the Company on January 1, 2002. The Company has not evaluated the effect, if any, that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements.


15. LEGAL PROCEEDINGS

         See Part II, Item 1, Legal Proceedings.



16. SUBSEQUENT EVENT

         On July 3, 2002 the Company sold substantially all of the assets associated with starmedia.com, the Company's Spanish- and Portuguese-language portal, and LatinRed, the Company's Spanish language online community, to eresMas Interactive S.A. ("EresMas") for $8,000,000 in cash. In addition, in order to facilitate the transfer of these assets, the Company agreed to provide transitional services to EresMas under a Transition Licensing Agreement. The Company will record a loss of approximately $500,000 from the aforementioned sale. The assets sold comprised substantially of fixed assets and intangible assets. As part of the terms of the sale of EresMas, the Company has agreed to cease using the "StarMedia" brand commercially and, subject to shareholder approval, to amend its certificate of incorporation to change its name. Henceforth, the Company will operate commercially under the name "CycleLogic."



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND FUTURE PERFORMANCE OF THE COMPANY WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS EXPECTS, ANTICIPATES, INTENDS, BELIEVES OR SIMILAR LANGUAGE. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENTS. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 UNDER THE CAPTION RISK FACTORS IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN.

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

         Additional information related to the restatements and adjustments made to the Company's financial statements for the periods mentioned above are set forth in Note 2 of Notes to Consolidated Financial Statements. This information includes the amount of the adjustments made during the quarter with respect to which the Company has restated or adjusted previously issued financial statements.

         As a result of the restatement of the Company's consolidated financial statements for June 30, 2001 certain information contained in this item has been changed from that which was reported previously in the Company's Form 10-Q. (see
Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements).

         Since the Company originally filed its Report on Form 10-Q for the fiscal quarter ended June 30, 2001, the Company's business has changed significantly. The following description is accurate as of the date that this Report on Form 10-Q/A was filed:

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



         In early 2002, the Company's management and board of directors determined that, notwithstanding the realignment undertaken as of that time, the continued operation of the Company's media assets would undermine the Company's prospects for profitability. Accordingly, the Company undertook efforts to sell its remaining media assets, including the starmedia.com portal and its LatinRed community products. On July 3, 2002, the Company sold most of the intellectual property, hardware and other assets associated with the operation of starmedia.com and LatinRed to EresMas, and agreed that it would cease to conduct business under the StarMedia name. Effective as of July 3, 2002, the Company operates commercially under the name "CycleLogic." This change of name has been approved by management and the board of directors, who expect to propose at the next meeting of the Company's shareholders that the Company amend its certificate of incorporation to formally change its name to "CycleLogic, Inc." Any such amendment is subject to the approval by the Company's shareholders.


         The Company is now principally engaged in providing integrated Internet solutions to wireless telephone operators in Latin America targeting Spanish- and Portuguese-speaking end-users. In addition, we continue to operate several Spanish- and Portuguese- language websites and design and operate portals for third parties. Substantially all of our revenues are currently being generated from our mobile solutions business. Our customers are in Latin America and most of our revenues come from Venezuela, Brazil, Colombia, Argentina, and Chile.

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

         The Company has derived revenues from its Internet media services principally through sales of advertising and promotions on these services, including banners, buttons and sponsorships. For the six months ended June 30, 2001, one advertiser accounted for more than 10% of our total revenues and our top advertisers accounted for 41% of our total revenues. In addition, the Company has used the information derived about users of its services, particularly from user surveys and email usage patterns, to sell targeted direct marketing emails to advertisers seeking to target specific user profiles. As explained above, these revenues are no longer an integral part of the Company's business model.


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

         In the past we were able to draw on the existing content, tools and applications from our Internet media services and include them as part of our portal solutions. Following the sale or liquidation of our Internet media services business, the Company will continue to develop and access third-party content, tools and applications in order to continue to provide portal solutions to businesses, although we do not expect this to be our principal business and we may not generate significant revenues from this business.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

REVENUES

         Total revenues decreased to $6.3 million for the three months ended June 30, 2001 from $12.0 million, for the three months ended June 30, 2000. This decrease was primarily associated with smaller advertising and sponsorship revenues. Barter revenues for the three months ended June 30, 2001 and 2000 accounted for 27% and 17% of total revenues, respectively.

         For the three months ended June 30, 2001, two advertisers, individually, accounted for more than 10% of our total revenues. For the three months ended June 30, 2000, one advertiser accounted for more than 10% of our total revenues. For the three months ended June 30, 2001, our top five advertisers accounted for 43% of our total revenues. For the three months ended June 30, 2000, our top five advertisers account for 26% of our total revenues.

OPERATING EXPENSES

PRODUCT AND TECHNOLOGY

         Product and technology development expenses decreased to $14.2 million, or 226% of total revenues, for the three months ended June 30, 2001, from $19.5 million, or 162% of total revenues, for the three months ended June 30, 2000. This decline was primarily due to decreases of approximately $3.0 million in salaries associated with one-time payments as part of the acquisition of KD Sistemas, the Brazilian online directory, $900,000 in expenses related to content acquisition and $700,000 for hosting costs.

SALES AND MARKETING

         Sales and marketing expenses decreased to $12.5 million, or 199% of total revenues for the three months ended June 30, 2001 from $21.2 million, or 176% of total revenues, for the three months ended June 30, 2000. This decrease was primarily due to decreases in advertising, trade events, consulting, travel and entertainment of $11.7 million and compensation expenses of $1.4 million, partially offset by an increase in bad debt expense of $5.1 million. We believe the Company has ample coverage for bad debt and will continue to review the collectibility of our receivables.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased to $7.9 million, or 126% of total revenues, for the three months ended June

30, 2001, from $7.5 million, or 63% of total revenues, for the three months ended June 30, 2000. This increase is primarily the result of increases in legal, tax and recruiting fees.

RESTRUCTURING AND OTHER CHARGES

         For the three months ended June 30, 2001, we recorded restructuring charges totaling approximately $15.4 million, which was the result of a company-wide realignment of its business operations and an effort to reduce its operational overhead and included the provision of approximately $10.8 million of loans and related interest made to certain officers of the Company, determined by management to be unrealizable due to the impairment in collateral value.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expenses decreased slightly to $6.9 million, or 110% of total revenues, for the three months ended June 30, 2001, from $7.3 million, or 61% of total revenues, for the three months ended June 30, 2000. This decrease is due to the net effect of an increase in depreciation expense due to additional capital purchases offset by a decrease of goodwill amortization due to an write-down of goodwill in December 2000. Even though depreciation and amortization expenses decreased slightly, we expect that depreciation expenses will increase as additional capital purchases are incurred during 2001.

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

LOSS IN UNCONSOLIDATED SUBSIDIARY

         During 2000 the Company acquired a non-controlling 50% interest in Gratis1 ("G1"), which was subsequently reduced to approximately 48%. G1 was formed to provide free unlimited Internet access to users in Latin America.

         In September 2000, an agreement between the Company and AT&T Global Network Services ("AT&T") to provide Internet access services in Argentina, Brazil, Chile, Colombia and Mexico was assigned to G1. AT&T was entitled to draw upon a $2,800,000 letter of credit, guaranteed by the Company, in the event G1 failed to perform under this agreement. Following payment by G1 of a $1,000,000 debt to AT&T in December 2000, the amount drawable under letter of credit was reduced to $1,800,000. As of September 30, 2001, AT&T had fully drawn down on the letter of credit. Accordingly, during the period ended June 30, 2001, the Company recognized an expense of $1,800,000 related to the guaranty.

INTEREST

         Interest income includes income from our cash and investments. Interest income decreased to $920,000 for the three months ended June 30, 2001 from $3.3 million for the three months ended June 30, 2000. Interest income decreased as a result of a decrease in the average invested cash balance for the above periods.

         Interest expense is comprised primarily of interest related to an equipment lease line which was paid in full during the quarter ended June 30, 2001. Interest expense increased to $568,000 for the three months ended June 30, 2001 from $364,000 for the three months ended June 30, 2000. This increase is due to additional borrowings by the Company during December 2000.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

REVENUES

         Total revenues decreased to $15.2 million for the six months ended June 30, 2001 from $21.9 million, for the six months ended June 30, 2000. This decrease in revenues was primarily due to a decrease in the volume of revenue-producing advertising impressions and sponsorships. Barter revenues for the six months ended June 30, 2001 and 2000 accounted for 32% and 16% of total revenues, respectively.

         For the six months ended June 30, 2001, one advertiser accounted for more than 10% of our total revenues. For the six months ended June 30, 2000, no single advertiser accounted for more than 10% of our total revenues. For the six months ended June 30, 2001, our top five advertisers accounted for 41% of our total revenues. For the six months ended June 30, 2000, our top five advertisers account for 26% of our total revenues.

OPERATING EXPENSES

PRODUCT AND TECHNOLOGY

         Product and technology development expenses decreased to $28.8 million, or 190% of total revenues, for the six months ended June 30, 2001, from $35.4 million, or 162% of total revenues, for the six months ended June 30, 2000. This decrease was primarily due to decreases of approximately $1.6 million expenses related to content acquisition, $1.5 million in hosting related expenses, and $2.0 million in salaries associated with one-time payments as part of the acquisition of Cade?, the Brazilian online directory.

SALES AND MARKETING

         Sales and marketing expenses decreased to $ 30.0 million, or 198% of total revenues, for the six months ended June 30, 2001 from $39.8 million, or 182% of total revenues, for the six months ended June 30, 2000. This decrease was primarily due to the net effect of decreases in advertising, salaries, trade show events, consulting and travel, totaling approximately $20.0 million, partially offset by an increase in bad debt expense of $11.1 million. We believe the Company has ample coverage for bad debt and will continue to review the collectibility of our receivables.

GENERAL AND ADMINISTRATIVE


         General and administrative expenses increased to $17.1 million, or 113% of total revenues, for the six months ended June 30, 2001, from $15.4 million, or 70% of total revenues, for the six months ended June 30, 2000. The increase in general and administrative expenses was primarily due to increases in salaries, tax and insurance and miscellaneous expenses in connection with the restatement, partially offset by decreases in legal, tax and audit fees, recruiting and office rent.


RESTRUCTURING AND OTHER CHARGES

         For the six months ended June 30, 2001, we recorded restructuring charges totaling approximately $15.4 million, which was the result of a company-wide realignment of its business operations and an effort to reduce its operational overhead and included the reserving of approximately $10.8 million of loans and related interest made to certain officers of the Company, determined by management to be unrealizable due to the impairment in collateral value.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expenses increased to $12.7 million, or 84% of total revenues, for the six months ended June 30, 2001, from $11.8 million, or 54% of total revenues, for the six months ended June 30, 2000. This increase is due to the net effect of an increase in depreciation expense due to additional capital purchases offset by a decrease of goodwill amortization due to an write-down of goodwill in December 2000. We expect that depreciation expenses will continue to increase as additional capital purchases are incurred during 2001.

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

IMPAIRMENT OF FIXED ASSETS

         The Company decided to cease operating the Webcast Solutions Company that had been merged in September 1999 with a wholly owned subsidiary of the Company ("Webcast Solutions"). As a result, impairment of fixed assets totaled $1.2 million for the six months ended June 30, 2001. For additional information, see note 4 of notes to unaudited condensed consolidated financial statements.

INTEREST

         Interest income includes income from our cash and investments. Interest income decreased to $2.3 million for the six months ended June 30, 2001 from $6.8 million for the six months ended June 30, 2000. Interest income decreased as a result of a decrease in the average invested cash balance for the above periods.

         Interest expense is comprised primarily of interest related to an equipment lease line which was paid in full during the quarter ended June 30, 2001. Interest expense decreased to $643,000 for the six months ended June 30, 2001 from $684,000 for the three months ended June 30, 2000. This decrease is due to a lower average loan balance outstanding during the above period.


LIQUIDITY AND CAPITAL RESOURCES

         To date, we have financed our operations primarily through the sale of our equity securities. At June 30, 2001, we had $59.2 million in cash and cash equivalents, a decrease of $34.2 million from December 31, 2000.

         For the six months ended June 30, 2001, we used $53.9 million in operating activities, substantially related to our $91.4 million loss during the period, which included non-cash activities such as $12.7 million for depreciation and amortization, $11.3 million in provision for bad debts, $1.2 million from the shut-down of Webcast Solutions and $1.4 million for amortization of stock based compensation. In addition, for the six months ended June 30, 2001, we used $12.5 million in investing activities, including $9.1 million for fixed assets.

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


         Despite the proceeds from the financing transaction described above and our steps to reduce operating expenses significantly through a reduction of our work force and other operating costs, our current cash and cash equivalents may not be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. If working capital is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or establish a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.


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

FOREIGN CURRENCY EXCHANGE RISK

         We do not hedge our exposure to foreign currency exchange risk. We are subject to exchange rate fluctuations, which may be a significant risk, because of our operations in Latin America.



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


         On November 19, 2001, the Company announced to the public that it had commenced an investigation into the facts and circumstances related to certain accounting irregularities related to Mexican subsidiaries and that a restatement of its audited financial statements for the year ended December 31, 2000 and its unaudited financial statements for the quarters ended March 31, 2001 and June 30, 2001 would likely be necessary. The Company informed the SEC of this matter concurrently with its public announcement. Subsequently, the SEC has informed the Company that it has opened an investigation into this matter.
The SEC investigation is on-going.


         In late 2001 and early 2002, eleven lawsuits were filed against the Company in the Southern District of New York in connection with the Company's announcement relating to the restatement referred to above. A lead plaintiff for the class and lead plaintiff's counsel were subsequently selected and a motion filed to consolidate the various claims. The Consolidated Amended Complaint was filed on May 31, 2002 in the Southern District of New York under the caption In re StarMedia Network, Inc. Securities Litigation 01 Civ. 10556 (S.D.N.Y.). The lead plaintiffs and all defendants have executed a settlement agreement that resolves all claims in the consolidated action. The settlement amount will be paid by the Company's directors and officers' liability insurance carrier. This settlement agreement is subject to review and ratification by the Honorable Denny Chin of the United States District Court for the Southern District of New York. A list of the eleven lawsuits before consolidation follows:

            ------------------------------------------------------------------ --------------------------
             CASE NAME                                                          DATE FILED
            ------------------------------------------------------------------ --------------------------
             Kramon v. StarMedia Network, et al.                                November 20, 2001
            ------------------------------------------------------------------ --------------------------
             Stourbridge Ltd., et al. v. StarMedia Network, et al.              November 20, 2001
            ------------------------------------------------------------------ --------------------------
             Rennel Trading Corp. v. StarMedia Network, et al.                  November 21, 2001
            ------------------------------------------------------------------ --------------------------
             Ehrenreich v. StarMedia Network, et al.                            November 27, 2001
            ------------------------------------------------------------------ --------------------------
             Howe v. StarMedia Network, et al.                                  November 27, 2001
            ------------------------------------------------------------------ --------------------------
             Mayper v. StarMedia Network, et al.                                November 28, 2001
            ------------------------------------------------------------------ --------------------------
             Dorn v. StarMedia Network, et al.                                  December 3, 2001
            ------------------------------------------------------------------ --------------------------
             Hindo v. StarMedia Network, et al.                                 December 12, 2001
            ------------------------------------------------------------------ --------------------------
             Mather v. StarMedia Network, et al.                                December 19, 2001
            ------------------------------------------------------------------ --------------------------
             Nulf v. StarMedia Network, et al.                                  December 19, 2001
            ------------------------------------------------------------------ --------------------------
             Vasko v. StarMedia Network, at al.                                 January 7, 2002
            ------------------------------------------------------------------ --------------------------


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

         In January 2002 Mr. Carlos Ponce filed a claim in the U.S. District Court in the Southern District Court of Florida in connection with allegations by Mr. Ponce that the Company exceeded the scope of a license to use his image in connection with an advertising campaign. Mr. Ponce claims violations of common law and statutory rights of publicity under Florida law, unfair business practices, misappropriation, and also asserts claims under the Lanham Act. Mr. Ponce seeks damages allegedly in excess of $1,000,000, treble damages, punitive damages, and injunctive and other equitable relief. The Company filed an answer to the complaint in February 2002. In June 2002 the judge in this case issued an order to show cause directing the plaintiff to show cause why the case should not be dismissed. Mr. Ponce has responded and delivered to the Company a request to produce documents. The Company denies Mr. Ponce's claims and believes that even if such claims were proven, the damages sought are grossly overstated, and that the Lanham Act claim may be legally deficient.

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


         In September 2001, Justin K. Macedonia, the then General Counsel of the Company, filed a notice of intention to arbitrate against the Company, asserting that the Company was obligated to make tax indemnity payments to him in the amount of $1,700,000. The Company denied any obligation to make such payment and asserted counterclaims against Mr. Macedonia. Mr. Macedonia's employment with the Company terminated in November 2001. The arbitration hearing was concluded in March. In May 2002 the arbitrator issued a final judgment denying Mr. Macedonia's claims, as well as the Company's counterclaims.

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





ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


PREFERRED STOCK

         On May 30, 2001, the Company sold 1,431,373 shares of its Series A Convertible Preferred Stock, par value $0.001 per share, (the Series A Preferred Stock) to BellSouth and certain other investors, at a price per share of $25.50, resulting in total proceeds of approximately $35.1 million to the Company, net of issuance costs of approximately $1.4 million. These shares of Series A Preferred Stock are convertible into 14,313,730 shares (subject to adjustment) of the Company's common stock, par value $0.001 per share, at any time at the option of the holder. After 60 months from May 30, 2001, the Company shall redeem the Series A Preferred Stock for cash or shares of the Company's stock, in an amount equal to $36.5 million. Dividends accrue on the Series A Preferred Stock at a rate of 6% per annum. Pursuant to the terms of the Series A Preferred Stock, the Company may not, without the affirmative vote or written consent of at least a majority of all outstanding shares of Series A Preferred Stock, voting or consenting separately as a class, consummate a transaction constituting a change in control unless prior to such consummation the Company has made arrangements that ensure the payment to each holder of Series A Preferred Stock of an amount per share equal to $25.50, subject to adjustment in the event of stock splits, subdivisions or combination or reclassifications, plus all accrued but unpaid dividends. In connection with the transaction described above, the Company issued to BellSouth Enterprises, Inc. warrants to purchase up to 4,500,000 shares of the Company's common stock, divided into three tranches, at a exercise prices ranging from $4.55 to $8.55 per share.

         We believe that the issuance of the Company's Series A Preferred Stock described above is exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D promulgated thereunder.

COMMON STOCK

         In April 2001, in connection with its February 2000 acquisition of Ola Turista Ltda., the owner of Guia and Guia RJ, and its September 1999 acquisition of PageCell International Holdings, Inc., the Company issued 592,128 shares and 528,787 shares, valued at approximately $2.0 million and $1.4 million, respectively.

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



Immediately following this Annual Meeting of Stockholders, directors of StarMedia consisted of the following individuals:

Fernando J. Espuelas
Jack C. Chen
Douglas M. Karp
Susan L. Segal
Gerardo M. Rosenkranz
Marie-Josee Kravis
Frederick R. Wilson

Mr. Rosenkranz subsequently resigned from the Board of Directors of StarMedia on July 25, 2001. Mr. Enrique Narciso, the Company's President and Chief Executive Officer, was appointed as Mr. Rosenkranz's successor to serve out the remainder of his term, which end at the Company's Annual Meeting in 2002.

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


ITEM 5. OTHER INFORMATION

         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this report:


EXHIBIT
 NUMBER                               DESCRIPTION
-------                               -----------

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

Date: July 10, 2002


                      STARMEDIA NETWORK, INC.


                      BY: /S/ ANA M. LOZANO-STICKLEY
                      ---------------------------------
                      ANA M. LOZANO-STICKLEY
                      CHIEF FINANCIAL OFFICER (DULY AUTHORIZED
                      OFFICER AND PRINCIPAL FINANCIAL OFFICER)