Form 10-Q
period 2001-09-30
STARMEDIA NETWORK INC
filed 2002-07-11
CIK 1057334

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                                     1-15015
                            -------------------------
                            (Commission File Number)

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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



                                999 BRICKELL AVE.
                                   SUITE #808,
                                 MIAMI, FL 33131
                                 (305)-938-3000



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

                                      INDEX

                                                                                                             PAGE NO.
                                                                                                             --------
PART I        FINANCIAL INFORMATION

   ITEM 1.    Condensed Consolidated Financial Statements

              Unaudited Condensed Consolidated Balance Sheets at September 30,
              2001 and December 31, 2000 (restated)........................................................      6

              Unaudited Condensed Consolidated Statements of Operations for
              the three and nine months ended September 30, 2001 and 2000 (restated).......................      7

              Unaudited Condensed Consolidated Statements of Cash Flows for the
              nine months ended September 30, 2001 and 2000 (restated).....................................      8

              Notes to Unaudited Condensed Consolidated Financial Statements for the nine months
              ended September 30, 2001.....................................................................      9

   ITEM 2.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations........     24

   ITEM 3.    Quantitative And Qualitative Disclosures About Market Risk...................................     35

PART II       OTHER INFORMATION

   ITEM 1.    Legal Proceedings............................................................................     36

   ITEM 2.    Changes In Securities And Use Of Proceeds....................................................     39

   ITEM 3.    Defaults Upon Senior Securities..............................................................     39

   ITEM 4.    Submission Of Matters To A Vote Of Security Holders..........................................     40

   ITEM 5.    Other Information............................................................................     40

   ITEM 6.    Exhibits And Reports On Form 8-K.............................................................     40

   ITEM 7.    Signatures...................................................................................     40

                                     PART I
                              FINANCIAL INFORMATION

RECENT DEVELOPMENTS

         Since September 30, 2001, the Company has experienced the following developments:



         o On November 19, 2001, the Company announced that it planned to restate its unaudited financial statements for the quarters ended March 31 and June 30, 2001, and its audited financial statements for the fiscal year ended December 31, 2000 as a result of an investigation by a Special Committee of the Company's Board of Directors into accounting issues with respect to revenue recognition by two of the company's Mexican subsidiaries, AdNet S.A. de C.V. and StarMedia Mexico, S.A. de C.V. At that time, the Company had come to a preliminary conclusion that revenues aggregating approximately $10 million were improperly recognized by those subsidiaries during the period from October 1, 2000 through June 30, 2001, and that at that time, the financial statements for those periods should not be relied on. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.



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

         o Effective as of April 19, 2002, Enrique Narciso resigned as CEO, President and director of the Company. As disclosed in the Report on Form 8-K filed by the Company on April 19, 2002, in tendering his resignation Mr. Narciso informed the Company that he needed to focus on a personal matter that resulted in his pleading guilty to a tax violation involving his 1998 individual federal tax return. Mr. Narciso joined the Company in October 1999. Following Mr. Narciso's resignation, Jose Manuel Tost was appointed President of the Company and Jorge Rincon was appointed Chief Operating Officer of the Company.

         o Effective as of April 29, 2002, Ana Maria Lozano-Stickley was appointed as Chief Financial Officer of the Company. Prior to that time Ms. Lozano-Stickley had been Acting Vice President of Accounting and Administration of the Company since January 2002.

         o The Company has continued to undertake a realignment for the purposes of focusing its resources on its mobile solutions business. As part of this realignment, the Company reduced its number of full-time employees from 520 as of close of business on December 31, 2001 to 391 as of June 21, 2002. In addition, following the Company's change of its headquarters in late 2001 from New York to Miami, Florida, which was previously the headquarters of the Company's mobile solutions business, the Company has substantially reduced its presence in New York. As of June 21, 2002, the Company had 30 employees based in its New York City offices, as compared to 118 employees based in such office as of close of business on December 31, 2001

         o On July 1, 2002, Fernando Espuelas notified the Company that effective as of that date he resigned as a director of the Company.

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



            As part of the terms of the sale, the Company agreed to cease using the "StarMedia" brand commercially and, subject to shareholder approval, to amend its certificate of incorporation to change its name. Following the sale, the Company operates commercially under the name "CycleLogic."

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30, 2001       DECEMBER 31, 2000
                                                                                 ------------------       -----------------
                                                                                    (UNAUDITED)              (RESTATED)
                                 ASSETS
CURRENT ASSETS:
   Cash and cash equivalents...........................................          $    33,705,000          $      93,408,000
   Accounts receivable, net of allowance for bad debts of  $1,941,000
     (2001) and $1,849,000 (2000)......................................                6,381,000                 13,524,000
   Unbilled receivables................................................                2,959,000                  6,131,000
   Other current assets................................................               10,594,000                  7,680,000
                                                                                 ------------------       -----------------
TOTAL CURRENT ASSETS...................................................               53,639,000                120,743,000
   Fixed assets, net...................................................               27,069,000                 55,569,000
   Intangible assets, net of accumulated amortization of $2,947,000
     (2001) and $1,676,000 (2000)......................................                7,589,000                  5,557,000
   Goodwill, net of accumulated amortization of $984,000 (2001) and
     $2,435,000 (2000).................................................                1,121,000                  6,582,000
   Officer loans.......................................................                  350,000                  4,563,000
   Other assets........................................................                2,552,000                 16,091,000
                                                                                 ------------------       -----------------
TOTAL ASSETS...........................................................          $    92,320,000          $     209,105,000
                                                                                 ==================       =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable....................................................          $       866,000          $      20,737,000
   Accrued expenses....................................................               17,456,000                 15,601,000
   Loan payable, current portion.......................................                       --                  2,462,000
   Deferred revenue....................................................                2,713,000                  1,128,000
                                                                                 ------------------       -----------------
TOTAL CURRENT LIABILITIES..............................................               21,035,000                 39,928,000
   Loan payable, long-term portion.....................................                       --                  1,902,000
   Deferred rent.......................................................                       --                  2,199,000
   Preferred dividends payable.........................................                  730,000                         --

SERIES A CONVERTIBLE PREFERRED STOCK
   Series A Convertible Preferred Stock, $.001 par value, 1,960,784 shares authorized, 1,431,373 shares issued and outstanding at
     September 30, 2001, liquidation preference of $37,230,000 at
     September 30, 2001................................................               35,166,000                         --

STOCKHOLDERS' EQUITY:
   Preferred Stock, authorized 10,000,000 shares: Series 1999A junior-non-voting convertible preferred stock, $.001 par value,
     2,300,000 shares authorized, 58,140 shares outstanding at
     September 30, 2001 and December 31, 2000, respectively............                       --                         --
   Common stock, $.001 par value, 200,000,000 shares authorized,
     72,698,117  issued and 66,927,883 shares issued and outstanding
     at September 30, 2001 and December 31, 2000, respectively.........                   71,000                     67,000
   Treasury stock (10,417 shares of common stock $.001 par value)......                   (5,000)                        --
   Common stock issuable...............................................                8,689,000                 12,260,000
   Additional paid-in capital..........................................              534,662,000                516,311,000
   Accumulated deficit.................................................             (505,049,000)              (360,125,000)
   Deferred compensation...............................................                 (621,000)                (2,636,000)
   Accumulated comprehensive loss......................................               (2,358,000)                 (801,000)
                                                                                 ------------------       -----------------
   Total stockholders' equity..........................................               35,389,000                165,076,000
                                                                                 ------------------       -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................          $    92,320,000          $     209,105,000
                                                                                 ==================       =================

      See accompanying Notes to Unaudited Condensed Financial Statements.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         SEPTEMBER 30,                        SEPTEMBER 30,
                                               ----------------------------------  ----------------------------------
                                                     2001              2000              2001               2000
                                                                    (RESTATED)                           (RESTATED)
                                                 (UNAUDITED)       (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
Revenues....................................    $   4,600,000     $    15,929,000   $    19,760,000    $   37,811,000
Operating expenses:
   Product and technology development ......       11,468,000          16,654,000        40,244,000        52,012,000
   Sales and marketing .....................        8,558,000          16,971,000        38,529,000        56,748,000
   General and administrative ..............        6,197,000           7,966,000        23,299,000        23,367,000
   Restructuring and other charges..........        9,251,000           3,935,000        24,602,000         3,935,000
   Depreciation and amortization ...........        7,383,000           8,120,000        20,061,000        19,953,000
   Stock-based compensation expense ........          491,000           1,149,000         1,889,000         3,469,000
   Impairment of fixed assets...............        2,934,000                  --         4,087,000                --
   Impairment of goodwill ..................       11,405,000                  --        11,406,000                --
                                                -------------     ---------------   ---------------    --------------
   Total operating expenses ................       57,687,000          54,795,000       164,117,000       159,484,000
                                                -------------     ---------------   ---------------    --------------
Loss from operations .......................      (53,087,000)        (38,866,000)     (144,357,000)     (121,673,000)
   Other income (expense):
   Interest income .........................          582,000           2,607,000         2,877,000         9,400,000
   Interest expense ........................         (230,000)           (352,000)         (873,000)       (1,036,000)
   Loss in unconsolidated subsidiary .......               --                  --        (1,800,000)       (2,500,000)
   Other income (expenses)..................            9,000              (6,000)           64,000          (379,000)
                                                -------------     ---------------   ---------------    --------------
Loss before provision for income taxes .....      (52,726,000)        (36,617,000)     (144,089,000)     (116,188,000)
Provision for income taxes .................               --              (9,000)               --           (16,000)
                                                -------------     ---------------   ---------------    --------------
Net loss ...................................      (52,726,000)        (36,626,000)     (144,089,000)     (116,204,000)
Preferred stock dividends and accretion ....         (630,000)                 --          (836,000)               --
                                                -------------     ---------------   ---------------    --------------
Net loss applicable to common stockholders .    $ (53,356,000)    $   (36,626,000)  $  (144,925,000)   $ (116,204,000)
                                                =============     ===============   ===============    ==============
Basic and diluted net loss per common share     $       (0.75)    $        (0. 55)  $         (2.08)   $        (1.77)
                                                =============     ===============   ===============    ==============
Number of shares used in computing basic and
   diluted net loss per share...............       71,269,145          66,384,809        69,546,285        65,631,931
                                                =============     ===============   ===============    ==============


       See accompanying Notes to Unaudited Condensed Financial Statements.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      FOR THE NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                  ------------------------------------
                                                                                        2001               2000
                                                                                              (UNAUDITED)
 OPERATING ACTIVITIES
 Net loss..................................................................          $(144,089,000)   $ (116,204,000)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization...........................................             20,061,000        19,953,000
   Impairment of goodwill and fixed assets.................................             15,493,000                --
   Loss on disposal of assets..............................................             12,504,000                --
   Provision for bad debts.................................................             11,101,000         1,251,000
   Amortization of stock-based compensation................................              1,889,000         3,469,000
   Write-down of officer loans.............................................             11,049,000                --
   Deferred rent expense...................................................             (2,199,000)        5,627,000
 Changes in operating assets and liabilities:
   Accounts receivable.....................................................             (4,238,000)       (5,215,000)
   Unbilled receivables....................................................              3,172,000                --
   Other current assets....................................................              4,819,000       (15,117,000)
   Accounts payable and accrued expenses...................................            (10,299,000)       15,425,000
   Deferred revenues.......................................................              1,726,000           (38,000)
                                                                                   ---------------    --------------
 Net cash used in operating activities.....................................            (79,011,000)      (90,849,000)

 INVESTING ACTIVITIES
 Purchase of fixed assets..................................................             (6,146,000)      (38,346,000)
 Intangible assets.........................................................               (640,000)       (2,090,000)
 Other assets..............................................................              8,242,000        (7,057,000)
 Officer loans.............................................................             (6,836,000)       (1,365,000)
 Cash paid for acquisitions................................................             (4,891,000)      (10,565,000)
                                                                                   ---------------    --------------
 Net cash used in investing activities.....................................            (10,271,000)      (59,423,000)

 FINANCING ACTIVITIES
 Issuance of common stock..................................................                254,000         4,222,000
 Acquisition of treasury stock.............................................                 (5,000)               --
 Repayment of long-term debt...............................................             (4,254,000)       (1,133,000)
 Increase in long-term debt................................................                 80,000                --
 Issuance of convertible preferred stock...................................             35,060,000                --
 Payments under capital leases.............................................                     --           (58,000)
                                                                                   ---------------    --------------
 Net cash provided by financing activities.................................             31,135,000         3,031,000
 Effect of exchange rate changes on cash and cash equivalents..............             (1,556,000)          123,000
                                                                                   ---------------    --------------
 Net decrease in cash and cash equivalents.................................            (59,703,000)     (147,118,000)
 Cash and cash equivalents, beginning of period............................             93,408,000       274,089,000
                                                                                   ---------------    --------------
 Cash and cash equivalents, end of period..................................        $    33,705,000    $  126,971,000
                                                                                   ===============    ==============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid.............................................................        $       873,000    $    1,036,000
                                                                                   ===============    ==============
 Income taxes paid.........................................................        $       392,000    $           --
                                                                                   ===============    ==============
 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
 Acquisition of content through common stock issued/issuable...............        $     3,000,000    $           --
                                                                                   ===============    ==============
 Shares issued/issuable for acquisitions...................................        $     5,354,000    $           --
                                                                                   ===============    ==============
 Accrued purchases of fixed assets.........................................        $       480,000    $           --
                                                                                   ===============    ==============


      See accompanying Notes to Unaudited Condensed Financial Statements.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
            STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

1.       BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS



         The accompanying condensed consolidated financial statements include the accounts of StarMedia Network, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All intercompany account balances and transactions have been eliminated in consolidation. StarMedia Network, Inc. was incorporated under Delaware law in March 1996. The Company, after a significant change in business strategy during the second half of 2001, is now principally engaged in providing mobile Internet software and application solutions to wireless telephone operators businesses targeting Spanish- and Portuguese-speaking audiences worldwide, described herein as the "mobile solutions business" or "mobile internet solutions". The Company's mobile Internet solutions allow users to access and receive Internet content, tools and applications through wireless devices, such as pagers, cellular phones, PCS handsets and personal digital assistants, or PDAs. The Company was originally established to develop Internet sites tailored specifically to the interests and needs of Spanish and Portuguese speakers, selling advertising to advertisers seeking to reach its user base, and historically derived a majority of its revenues from fees paid by advertisers on its sites, described herein as the "Internet media business" or "media solutions business". Although the Company continues to provide Internet Media services, these services are no longer an integral part of the Company's business.



         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 (restated) has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's restated annual report on Form 10-K for the year ended December 31, 2001.

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

The Company initially announced its intention to restate these consolidated financial statements on November 19, 2001. That announcement related to the preliminary conclusion of a Special Committee of the Board of Directors that approximately $10,000,0000 in revenues was improperly recognized by two of the Company's Mexican subsidiaries during the period October 1, 2000 through June 30, 2001. Subsequent to that announcement, the Special Committee authorized the Company's management to undertake an additional investigation in order to confirm whether any additional accounting irregularities occurred during the periods in question.



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



         The other categories of adjustments arise from management's additional investigation to confirm the accuracy of the consolidated financial statements to be restated based on the Special Committee's investigation. The findings of management's investigation indicate that, in addition to the accounting irregularities identified by the Special Committee, the Company improperly (A) recognized certain revenues and related expenses that should have been classified as barter transactions in accordance with US GAAP; (B) recognized revenues from a number of sales that provided for future contingencies, were not appropriately authorized by the customer, or for some other reason should not have been recognized; (C) failed to write down the value of certain assets at Mach 31, 2001 upon shutting down of a subsidiary; and (D) recognized certain other transactions that management identified in the course of its review of the Company's financial statements. As a result of the restatement, the consolidated financial statements of the Company have been restated as summarized below (in thousand except per share amounts):


                                         For the nine months ended                    For the three months ended
                                             September 30, 2000                           September 30, 2000
                                   --------------------------------------       -----------------------------------------
                                   As                                           As
                                   Previously              As                   Previously                As
                                   Reported                Restated             Reported                  Restated
                                   ---------------         ---------------      ----------------          ---------------
Consolidated Statement of
Operations:
Revenues                             $   40,966               $37,811              $17,146                    $15,929
Sales and marketing                      58,209                56,748               17,348                     16,971
General and administrative               23,940                23,367                8,163                      7,966
Total operating expense                 161,518               159,484               55,369                     54,795
Loss from operations                   (120,552)             (121,673)             (38,223)                   (38,866)
Net loss before provision for
    income taxes                       (115,067)             (116,188)             (35,974)                   (36,617)
Net loss available to Common
    Stockholders                       (115,083)             (116,204)             (35,983)                   (36,626)
Basic and diluted net loss
   per common share                   $   (1.75)           $    (1.77)            $   (.54)                   $  (.55)



         For additional information concerning the Company's consolidated financial results, as restated, see the Company's selected restated consolidated financial information data and Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management believes that it has made all the adjustments considered necessary as a result of the special committee's investigation and management's own investigation into prior periods financial statements. Management further believes that the Company's consolidated financial statements for the fiscal quarters ended March 31, June 30, September 30, and December 31, 2000; March 31 and June 30, 2001 and for the fiscal year ended December 31, 2000, as restated, include all adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods.

3.       IMPAIRMENT OF GOODWILL



         As of September 30, 2001, the Company determined that substantially all goodwill assets were impaired. The Company recorded a goodwill impairment charge of $11,406,000.



4.       IMPAIRMENT OF FIXED ASSETS

         In the first quarter of 2001, the Company decided to cease operating the Webcast Solutions Company that had been merged in September 1999 with a wholly owned subsidiary of the Company (the "Webcast Solutions Merger"). Webcast Solutions was a streaming media company focused on the global delivery of audio, video and other internet based interactive media. The reason to no longer operate this asset mainly resulted from the significant costs that were required to operate and maintain this investment. Furthermore, the penetration rates previously anticipated by the Company were not achieved during the period the asset operated and management did not expect significant short-term nor long-term improvements. The total loss recognized as a result of this decision totaled $1,153,000.

         In February 2000, the Company entered into a software license agreement with Software.com, Inc to purchase for $9,000,000 a non-exclusive and non-transferable license to use Software.com's Intermail Mx electronic messaging software during a period of 3 years. As part of the change in business strategy and focus and to reduce operating costs, the Company decided in September 2001 to terminate the usage of the software and return the license to Software.com, Inc. The Company reached an agreement with Software.com, Inc. on March 31, 2002. The terms of the settlement require the Company to return all copies of the software in July 2002. A settlement payment of $1,250,000 was made on March 2002 to finalize the agreement. In September 2001, an impairment loss of $2,934,000 was recognized to write-off the carrying value of the software.

5.       BARTER TRANSACTIONS

         A portion of the Company's revenues is derived from barter transactions (agreements whereby the Company trades advertising on its network or services in exchange for advertising or services from unrelated parties). Barter advertising revenues and expenses are recognized in accordance with Emerging Issues Task Force Issue No. 99-17, "Accounting for Barter Advertising". Barter service revenues and expenses are recognized in accordance with Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions". Revenues from barter transactions are recognized during the period in which the advertisements are displayed on the Company's network or the services are rendered. Barter expense is recognized when the Company's advertisements are run or services are rendered by the unrelated party. For the three months ended September 30, 2001 and 2000, revenues derived from barter transactions were approximately $955,000 and $1,900,000, respectively. For the nine months ended September 30, 2001 and 2000, revenues derived from barter transactions were approximately $5,800,000 and $5,400,000, respectively.

6.       ACQUISITIONS


         In April 2001, the Company acquired certain assets of Obsidiana, Inc. ("Obsidiana"), a premier online destination for Latin American women, in exchange for 1,125,000 shares of the Company's common stock, valued at approximately $2,600,000. The stockholders of Obsidiana included entities managed by J.P. Morgan Partners and Flatiron Partners. The entire value of the purchase price was attributed to goodwill at the time of purchase. The Company accounted for the Obsidiana acquisition under the purchase method of accounting and the results of operations have been included in the Company's financial statements from the date of acquisition. Pro-forma consolidated results of operations are not included, as the effects of the Obsidiana acquisition were not material to the Company. In September 2001, the Company as part of the restructuring and change in business strategy, wrote-off the remaining goodwill totaling $2,258,000.



7.       FOREIGN CURRENCY AND INTERNATIONAL OPERATIONS

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

8.       STOCKHOLDERS' EQUITY




         In February 2001, the Company issued 1,058,476 of shares of its common stock in connection with its settlement of a guarantee related to the Gratis1 transaction described in Note 13 below, valued at approximately $4,500,000. An additional 1,148,435 shares of the Company's common stock were issued during September 2001 in connection with the final settlement of this obligation, valued at approximately $3,400,000.

         In March 2001, the Company issued 8,035 shares of its common stock in connection with its November 1999 acquisition of Paisas.com, valued at approximately $139,000.

         In April 2001, in connection with its February 2000 acquisition of Ola Turista Ltda., the owner of Guia and Guia RJ, and its September 1999 acquisition of PageCell International Holdings, Inc., the Company issued an additional 592,128 shares and 528,787 shares, valued at approximately $2,000,000 and $1,380,000, respectively.

         In April 2001, the Company issued 1,125,000 shares of its common stock in connection with its acquisition of Obsidiana, valued at approximately $2,621,000.

         In July 2001, the Company issued 784,314 shares of its common stock to Primedia, Inc. valued at $2,000,000 in connection with the execution of a content license agreement with Primedia, Inc., Primedia Magazines Inc., and About.com, Inc.

         In connection with its April 2000 acquisition of AdNet S.A. de C.V. ("AdNet"), the Company was obligated under its agreements with respect to such acquisition to pay additional consideration in the form of the Company's common stock over a five-year period from the acquisition date, subject to AdNet meeting certain specified performance targets. In November 2001, the Company, AdNet and the former stockholders of AdNet entered into a Termination Agreement pursuant to which the Company agreed to issue to the former stockholders of AdNet 8,000,000 shares of the Company's common stock, in full satisfaction of the Company's obligations under the stock purchase agreement and certain other related agreements between the Company and the former stockholders of AdNet. The result of such Termination Agreement has been reflected in the accompanying financial statements as of September 30, 2001 as common stock issuable in the amount of $7,689,000. The Company has not issued the remaining 400,000 shares pending resolution of outstanding claims that the Company has against the former stockholders.

         During the nine months ended September 30, 2001, the Company issued 204,627 shares of its common stock for approximately $106,000 in connection with the exercise of stock options. Additionally, the Company sold 66,135 shares of common stock for approximately $147,000 in connection with its Employee Stock Purchase Plan.

         In May 2001, the Company issued 1,431,373 shares of its Series A Convertible Preferred Stock at a price per share of $25.50 to BellSouth Enterprises, Inc. ("BellSouth"), About.com, Inc. ("About.com"), and certain other investors resulting in total proceeds of approximately $35,100,000 to the Company, net of issuance costs of approximately $1,400,000 (the "BellSouth Investment"). These shares are convertible into 14,313,730 shares of the Company's common stock at any time at the option of the holder. After 60 months from the date of issuance, the Company shall redeem the Series A Preferred Stock for cash or shares of the Company's common stock, in an amount equal to $36,500,000, plus accrued dividends thereon. The carrying value of the Series A Convertible Preferred Stock is being accreted up to its redemption value over 60 months using the effective interest method. Such accretion was $106,000 during the nine months ended September 30, 2001. Dividends accrue at 6% per annum and totaled approximately $730,000 during the nine months ended September 30, 2001.

         In addition, in connection with the BellSouth Strategic Agreement (see
Note 12), the Company agreed to issue warrants to BellSouth to purchase up to 4,500,000 shares of the Company's common stock, with exercise prices ranging from $4.55 to $8.55 per share that vest in May 2002 and expire during the period from May 2005 through May 2007. These warrants were valued, by an independent appraiser, at approximately $2,200,000 and are being amortized over 60 months.



         During August 2001, the Company issued 251,172 shares of the Company's common stock valued at $500,000 to JP Morgan Ventures Corporation as partial consideration for services rendered by JP Morgan Securities in connection with the sale of Series A Convertible Preferred Stock. Under the terms of the agreement with JP Morgan Securities, if the Company does not have in place an effective registration statement covering these shares by November 30, 2001, JP Morgan Ventures Corporation will have the right to cause the Company to repurchase such shares for $500,000. The value of these shares has not been included in stockholders' equity due to the fact that the Company has not yet filed such registration statement, and accordingly, the $500,000 is included in accrued expenses in the accompanying balance sheet.



9.       STOCK OPTIONS

         In connection with the granting of stock options in 1998 and the exchange of non-qualified options to incentive stock options, the Company recorded deferred compensation of approximately $19,500,000. In connection with the granting of stock options in 1999, the Company recorded additional deferred compensation of approximately $6,400,000. Deferred compensation is adjusted quarterly for exercises, cancellations and terminations and is being amortized for financial reporting purposes over the vesting period of the options. The amounts recognized as expense during the nine-month period ended September 30, 2001 and September 30, 2000 were approximately $1,900,000 and $3,500,000, respectively.


         Diluted net loss per share does not include the effect of options and warrants to purchase 24,265,853 and 15,433,932 shares of common stock at September 30, 2001 and 2000, respectively. Diluted net loss per share at September 30, 2001 also does not include the effect of 14,313,730 shares of common stock issuable upon the conversion of preferred stock on a "as if converted" basis, respectively, as the effect of their inclusion is antidilutive.


10.      DUE FROM OFFICERS

         During the year ended December 31, 2000, the Company provided lines of credit to certain officers totaling $6,400,000, under which $4,600,000 was advanced to such officers. Such lines are non-recourse and bear interest at rates ranging from 6.75% to 10.0% per annum. In January 2001, the lines of credit available to the Company's officers were increased to $12,400,000. As of September 30, 2001, the Company had made loans to officers under such lines of credit totaling approximately $11,000,000. These loans are secured by shares of the Company's common stock held by its officers to the extent permitted by Regulation U under the Securities Exchange Act of 1934, as amended. In addition, during the year ended December 31, 2000, the Company made an unsecured, recourse loan totaling $500,000 to its then Chief
Operating Officer. As a result of the termination of certain officers' employment and management's determination that the remaining loans were unrealizable due to a reduction in value of the supporting collateral, the Company provided a full reserve and/or fully wrote-off the $11,500,000 plus the $600,000 of interest outstanding as of June 30, 2001 (see Note 11 below). In connection with the termination of employment of the Company's former
Chief Financial Officer, Chief Operating Officer and Senior Vice President of Global Sales, the Company terminated the lines of credit provided to them and completely discharged all amounts owed there under. For the termination of the former Chief Financial Officer's line of credit, 326,000 shares of the Company's common stock were returned to the Company. Such shares were recorded as treasury stock with a value of $114,000, the value of such shares on the day they were returned to the company. Loans to other officers continue to be outstanding.



11.      RESTRUCTURING AND OTHER CHARGES

         In May 2001, the Company announced a restructuring, the purpose of which was to realign the Company's business operations and reduce its operational overhead. In connection with such restructuring and the lease termination noted below, the Company recorded during the period ended September 30, 2001 aggregate charges of approximately $24,600,000. The total charge includes approximately $11,000,000 of loans and related interest to officers (see Note 10 above), approximately $2,600,000 of severance payments to employees and certain officers of the Company and approximately $2,200,000 of other costs related to the restructuring. Additionally, in September 2001, the Company negotiated a settlement to terminate the lease of the Company's former offices at 75 Varick Street in New York City. The Company agreed to leave a substantial portion of its fixed assets and leasehold improvements at the location to the new tenant resulting in a loss on disposal of assets of $8,500,000. The settlement required the Company to vacate the premises by November 9, 2001 in exchange for its release from any further obligations under the lease. Additionally, a $5,000,000 letter of credit in favor of the landlord at the vacated premises was released in November 2001. As such, $5,000,000 of restricted cash became unrestricted at the time the settlement was executed. As of September 30, 2001, the Company had paid approximately $22,800,000 of restructuring and other expenses.

12.      RELATED PARTY TRANSACTIONS

GRATIS1

         During 2000, the Company acquired a non-controlling 50% interest in Gratis1 ("G1"), which was subsequently reduced to approximately 48%. G1 was formed to provide free unlimited Internet access to users in Latin America. The owners of G1 also included Chase Equity Associates, The Flatiron Fund 2000 LLC, the Flatiron Associates II LLC, and CMGI, among others. The Company accounted for its investment in G1 under the equity method of accounting and during the second quarter of 2000, the Company's share of equity losses in G1 exceeded its investment basis of $2,500,000 and the investment was written-off.

         J.P. Morgan Partners (SBIC) LLC (formerly Chase Equity Associates), The Flatiron Fund 2000 LLC and the Flatiron Associates II LLC (the "Lenders") purchased debt securities from G1 in an aggregate amount of $17,300,000. Approximately $10,300,000 of such securities were backed by a limited guaranty by the Company, payable in its common stock. In January 2001, G1 ceased operations and in February 2001, the Company issued to the Lenders 1,058,476 shares of its common stock with a market value of approximately $4,500,000 pursuant to the guaranty of approximately $7,000,000 of such securities. In connection with the remaining $3,300,000 guaranty, the Company issued an additional 1,148,435 shares of its common stock during September 2001, valued at approximately $3,400,000, representing the final settlement of this obligation plus accrued interest.

         With respect to the $7,000,000 of such debt securities which were not subject to such limited guaranty, in the event of a change of control of the Company, the Lenders would have the right to put (and the Company would have a corresponding right to call) such securities to the Company for shares of its common stock or merger consideration, as the case may be, at their fair market value for the face amount of such debt securities plus a 25% annualized return.

         During the quarter ended September 30, 2000, an agreement between the Company and AT&T Global Network Services ("AT&T") to provide Internet access services in Argentina, Brazil, Chile, Colombia and Mexico was assigned to G1. AT&T was entitled to draw upon a $2,800,000 letter of credit, guaranteed by the Company, in the event G1 failed to perform under this agreement. Following payment by G1 of a $1,000,000 to AT&T in December 2000, the amount drawable under the letter of credit was reduced to $1,800,000. As of September 30, 2001, AT&T had fully drawn down on the letter of credit. Accordingly, during nine months ended September 30, 2001, the Company recognized an expense of $1,800,000 related to the guaranty.

BELLSOUTH

         In May 2001, the Company entered into an agreement with BellSouth to create multi-access portals in Latin America (the "BellSouth Strategic Agreement"). Under the terms of the five-year agreement, the Company will design and service the multi-access portals and mobile applications and provide content, software application integration and support to BellSouth's operating companies in Latin America. BellSouth will supply wireless communications, marketing of services and billing capabilities. The two companies will share revenues generated by the new multi-access portals. All revenues associated with design and maintenance activities and the technology licenses are being recognized ratably over the life of the agreement, while the user fees and transaction revenues are being recognized when the services are rendered

         In addition, in connection with the BellSouth Strategic Agreement (see
Note 8), the Company agreed to issue warrants to BellSouth to purchase up to 4,500,000 shares of the Company's common stock, with exercise prices ranging from $4.55 to $8.55 per share that vest in May 2002 and expire during the period from May 2005 through May 2007. These warrants were valued by an independently appraiser, at approximately $2.2 million and are being amortized over 60 months.

         For the three months ended September 30, 2001, the Company recognized $200,000 in revenue, net of amortization for warrants, in connection with the BellSouth Strategic Agreement.

ABOUT.COM, INC.

         During the quarter ended June 30, 2001, the Company entered into a five-year agreement with About.com to create a jointly operated co-branded website, within the About.com website. About.com granted the Company certain worldwide license rights to use its content and proprietary technology in exchange for $2,000,000 in cash and $3,000,000 in shares of the Company's common stock. At September 30, 2001, $2,000,000 of such shares (784,314 shares) have been issued and $1,000,000 remains in common stock issuable. The aggregate purchase price of $5,000,000 has been allocated to intangible assets ($3,500,000), prepaid maintenance ($700,000) and advertising prepaid expenses ($800,000).

TERMINATION AGREEMENTS


         In August 2001, the Company entered into separation and release agreements with Messrs. Jack C. Chen, the Company's former President and Vice Chairman of the Company's Board of Directors, and Fernando J. Espuelas, the Company's former Chief Executive Officer, under which each will cease his employment with the Company. Each of these separation and release agreements supercedes each executive's respective employment agreement with the Company. Under the agreements, (i) each executive is entitled to a one time payment of $650,000, which was paid to the executives in August 2001, and to payment of medical and dental premiums through February 2003, (ii) the Line of Credit provided to each executive under certain agreements dated December 28, 2000 (as amended on January 31, 2001) will remain in full force and effect in accordance with its terms, and (iii) in the case of Mr. Chen, he received limited administrative support through December 31, 2001. Even though each executive's Line of Credit remains intact under the agreement, each executive agreed not to draw down any additional amounts thereunder. Mr. Espuelas agreed to remain the Chairman of the Company's Board of Directors until November 15, 2001, at which time he resigned from such position, remaining thereafter as a director of the Company, until July 1, 2002 at which time he resigned.


         In October 2001, the Company entered into a separation and release agreement with Mr. Steven J. Heller, the Company's Chief Financial Officer, under which Mr. Heller ceased his employment with the Company on November 15, 2001. Under the agreement, the executive's employment agreement expires and is null and void. Under the agreement, the Company agreed to terminate the Line of Credit provided to the executive under a letter agreement dated December 28, 2000, and completely discharge all amounts owed thereunder, and in consideration for such termination of the Line of Credit, the executive agreed to deliver to the Company 326,000 shares of the Company's common stock. In addition, the executive is entitled to a one-time payment of $350,000, which was paid to him in November 2001.

         On April 19, 2002 the Company and Enrique Narciso entered into an agreement (the "Narciso Separation Agreement") setting out the terms on conditions of Mr. Narciso's resignation as CEO, President and director of the Company. Under the Narciso Separation Agreement, the Company paid Mr. Narciso $75,000 and agreed to provide continued health insurance coverage for one year in consideration for Mr. Narciso's cooperation in transitioning to a new management team and contacting existing customers and vendors of the Company in order to facilitate the transition.

TRANSACTIONS WITH FORMER SHAREHOLDERS OF ADNET

         In connection with the Company's purchase of AdNet from Grupo MVS S.A. de C.V. ("Grupo MVS") and Harry Moller Publicidad S.A. de C.V. ("HMP") in April 2000 Grupo MVS and HMP were paid in part with shares of the Company's common stock, and thereby became shareholders of the Company. In addition, under the AdNet purchase agreement, each of Grupo MVS and HMP entered into long-term services agreements with AdNet pursuant to which each of them would provide to AdNet certain advertising and promotional services in consideration for fees to be mutually agreed, subject to agreed parameters. It was further contemplated under the AdNet purchase agreement that Grupo MVS and HMP would act as agents of AdNet in selling advertising. The revenues and expenses of the Company from this arrangement were restated and, as restated, are not material (See note 2).

         In addition, in December 2000 SMN de Mexico, S.A. de C.V. entered into arrangements with Grupo MVS and HMP that were similar to those already in place with AdNet. The revenues and expenses of the Company associated with these arrangements were restated in their entirety, and the Company's restated financial statements reflect no such revenues or expenses (See note 2).

13.      COMPREHENSIVE LOSS


         Total comprehensive loss was approximately $54,000,000 and $145,600,000 for the three and nine month periods ended September 30, 2001, respectively and approximately $36,600,000 and $116,500,000 for the three and nine month periods ended September 30, 2000, respectively.


14.      NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized. The Company does not expect the adoption of this statement to have a material effect on its financial position and results of operations.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The adoption of this statement is not expected to have a material effect on the Company's financial position and results of operations.

15.      LEGAL PROCEEDINGS

         In August 2001, the Company, three of its executive officers and each of the underwriters who participated in the Company's May 25, 1999 initial public offering were named as defendants in three class action complaints filed in the United States District Court for the Southern District of New York: Earl Arneson v. StarMedia Network, Inc, et al; John R. Longman v. StarMedia Network, Inc., et al; and BH Holdings LLC v. StarMedia Network, Inc., et al. The complaints, which are substantially identical, each seek unspecified damages for alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the Company's initial public offering. The complaints allege that the underwriters charged the Company excessive commissions and inflated transaction fees not disclosed in the registration statement and allocated shares of the Company's initial public offering to favored customers in exchange for purported promises by such customers to purchase additional shares in the aftermarket, thereby allegedly inflating the market price for the Company's common stock. These actions have been consolidated with hundreds of other securities class actions commenced against more than 300 companies and approximately 40 investment banks in which plaintiffs make substantially similar allegations as those made against the Company with respect to the initial public offerings at issue in those cases. All of these actions have been consolidated under the caption In re: Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The judge in the consolidated action has adjourned without date the time for all defendants to respond to the complaints.

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



         In late 2001 and early 2002, eleven lawsuits were filed against the Company in the Southern District of New York in connection with the Company's announcement relating to the restatement referred to above. A lead plaintiff for the class and lead plaintiff's counsel were subsequently selected and a motion filed to consolidate the various claims. The Consolidated Amended Complaint was filed on May 31, 2002 in the Southern District of New York under the caption In re StarMedia Network, Inc. Securities Litigation 01 Civ. 10556 (S.D.N.Y.). In June 2002 the lead plaintiffs and all defendants have executed a settlement agreement that resolves all claims in the consolidated action. The settlement amount will be paid by the Company's directors and officers' liability insurance carrier. This settlement agreement is subject to review and ratification by the Honorable Denny Chin of the United States District Court for the Southern District of New York. A list of the eleven lawsuits before consolidation follows:

            ---------------------------------------------------------------------------------------------
                                        CASE NAME                                     DATE FILED
            ---------------------------------------------------------------------------------------------
            Kramon v. StarMedia Network, et al.                                November 20, 2001
            ---------------------------------------------------------------------------------------------
            Stourbridge Ltd., et al. v. StarMedia Network, et al.              November 20, 2001
            ---------------------------------------------------------------------------------------------
            Rennel Trading Corp. v. StarMedia Network, et al.                  November 21, 2001
            ---------------------------------------------------------------------------------------------
            Ehrenreich v. StarMedia Network, et al.                            November 27, 2001
            ---------------------------------------------------------------------------------------------
            Howe v. StarMedia Network, et al.                                  November 27, 2001
            ---------------------------------------------------------------------------------------------
            Mayper v. StarMedia Network, et al.                                November 28, 2001
            ---------------------------------------------------------------------------------------------
            Dorn v. StarMedia Network, et al.                                  December 3, 2001
            ---------------------------------------------------------------------------------------------
            Hindo v. StarMedia Network, et al.                                 December 12, 2001
            ---------------------------------------------------------------------------------------------
            Mather v. StarMedia Network, et al.                                December 19, 2001
            ---------------------------------------------------------------------------------------------
            Nulf v. StarMedia Network, et al.                                  December 19, 2001
            ---------------------------------------------------------------------------------------------
            Vasko v. StarMedia Network, at al.                                 January 7, 2002
            ---------------------------------------------------------------------------------------------



         In April 2002, AT&T Corp. filed a claim in the United States District Court for the Southern District of New York seeking payment from the Company for telecommunications services rendered to the Company in the amount of approximately $337,000, and in June 2002 AT&T amended that complaint to increase the amounts claimed to approximately $1,400,000. In addition, for over a year the Company has engaged in periodic discussions with AT&T regarding the Company's alleged commitments to purchase a variety of services from AT&T, and in April 2002 had received correspondence from AT&T alleging that approximately a total of $1,100,000 was payable by the Company. The Company denies that it owes most of the amounts alleged to be payable by AT&T. The parties have commenced settlement discussions.



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

         The Company intends to vigorously defend the aforementioned allegations and believes that the outcome of these matters will not have a material adverse effect on the financial condition of the Company.


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






         The Company is now principally engaged in providing integrated Internet solutions to wireless telephone operators in Latin America targeting Spanish-and Portuguese-speaking end-users. In addition, we continue to operate several Spanish- and Portuguese-language websites and to design and operate portals for third parties. Substantially all of our revenues are currently being generated from our mobile solutions business. Our customers are in Latin America and most of our revenues come from Venezuela, Brazil, Colombia, Argentina, and Chile.





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



         We use third party content and technology to further enhance the services and tools that wireless operators can deliver through our WIS and Gen3 wireless portal technology. In addition, we have integrated third-party voice recognition, text-to-speech and telephony technologies (also known as voice portal technologies), along with our proprietary technologies, to create an integrated access platform, allowing end-users to have seamless interactive access via voice, web, WAP and SMS to a variety of content and applications. This integrated access platform is the basis of the Multiple Access Portal (MAP) services we provide to subsidiaries of BellSouth International in Latin America.

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



         The Company has derived revenues from its Internet media services principally through sales of advertising and promotions on these services, including banners, buttons and sponsorships. For the nine months ended September 30, 2001, two advertisers, individually, accounted for more than 10% of our total revenues and our top five advertisers accounted for 41% of our total revenues. In addition, the Company has used the information derived about users of its services, particularly from user surveys and email usage patterns, to sell targeted direct marketing emails to advertisers seeking to target specific user profiles. As explained above, these revenues are no longer an integral part of the Company's business model.



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

         In the past we were able to draw on the existing content, tools and applications from our Internet media services and include them as part of our portal solutions. Following the sale or liquidation of our Internet media services business, the Company will continue to develop and access third party content, tools and applications in order to continue to provide portal solutions to businesses, although we do not expect this to be our principal business and we may not generate significant revenues from this business

         The Company derives revenues from its portal solutions principally through development fees and maintenance fees it charges its portal solutions customers. Historically, it has also generated revenues from on-line promotions and advertising it undertakes with respect to the portals it develops. The Company does not anticipate that this will be a significant source of revenues for its portal solutions business in the future.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000.

REVENUES

         Total revenues decreased to $4.6 million for the three months ended September 30, 2001 from $15.9 million for the three months ended September 30, 2000. This decrease in revenues was primarily due to a decrease in the volume of revenue-producing advertising impressions and sponsorships. Barter revenues for the three months ended September 30, 2001 and 2000 were 21% and 12%, respectively, of total revenues for such periods.

         For the three months ended September 30, 2001 and September 30, 2000, one advertiser accounted for more than 10% of our total revenues. For the three months ended September 30, 2001, our top five advertisers accounted for 42% of our total revenues. For the three months ended September 30, 2000, our top five advertisers accounted for 34% of our total revenues.

OPERATING EXPENSES

PRODUCT AND TECHNOLOGY

         Product and technology development expenses decreased to $11.5 million, or 249% of total revenues, for the three months ended September 30, 2001, from $16.7 million, or 105% of total revenues, for the three months ended September 30, 2000. This decline was primarily due to decreases of approximately $2.8 million in expenses related to content acquisition and $2.6 million in salaries and hosting costs, partially offset by an increase in consultant fees of $600,000.

SALES AND MARKETING

         Sales and marketing expenses decreased to $8.6 million, or 186% of total revenues for the three months ended September 30, 2001 from $17.0 million, or 107% of total revenues, for the three months ended September 30, 2000. This decrease was primarily due to decreases in advertising, trade show events, salaries and commissions, consulting and travel, and bad debt expense totaling $8.0 million. We believe the Company has adequate coverage for bad debt and will continue to review the collectibility of our receivables.

GENERAL AND ADMINISTRATIVE


         General and administrative expenses decreased to $6.2 million, or 135% of total revenues, for the three months ended September 30, 2001, from $8.0 million, or 50% of total revenues, for the three months ended September 30, 2000. This decrease is primarily the result of a decrease of approximately $600,000 in office rent expense due to the decreased utilization of space at our offices as a result of our restructuring, and a decrease of approximately $1.1 million in salary and travel expenses, partially offset by increases in utilities, legal, tax, and audit fees.


RESTRUCTURING AND OTHER CHARGES

         For the three months ended September 30, 2001, we recorded restructuring and other charges totaling approximately $9.3 million, which was part of the company-wide realignment of its business operations and an effort to reduce its operational overhead that was initiated during the quarter ended June 30, 2001. This included charges of $8.2 million resulting from the Company vacating the premises of its New York headquarters and the related settlement pursuant to which the Company left a substantial portion of its fixed assets, furniture and fixtures and leasehold improvements to the new tenant at the vacated premises. During the same quarter in 2000, we recorded restructuring charges totaling approximately $3.9 million related to the integration of acquisitions and subsequent company-wide realignment of business operations.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expenses decreased to $7.4 million, or 161% of total revenues, for the three months ended September 30, 2001, from $8.1 million, or 51% of total revenues, for the three months ended September 30, 2000. This decrease is due to the net effect of an increase in depreciation expense due to additional capital purchases offset by a decrease of goodwill amortization due to a write-down of goodwill in December 2000.

STOCK-BASED COMPENSATION EXPENSE

         Of the cumulative deferred compensation amount, $491,000 was recorded as an expense for the three months ended September 30, 2001 compared with $1.1 million recorded as an expense for the three months ended September 30, 2000. The decrease relates to the reduction in employees. The unamortized balance is being amortized over the vesting period for the individual options, which is generally three years for options issued prior to February 1999 and four years for options issued thereafter.

IMPAIRMENT OF GOODWILL

         The Company determined that all goodwill was impaired. As a result, for the three months ended September 30, 2001, the Company recorded a goodwill impairment charge of $11.4 million related to these assets.

IMPAIRMENT OF FIXED ASSETS

          In February 2000, the Company entered into a software license agreement with Software.com, Inc to purchase for $9,000,000 a non-exclusive and non-transferable license to use Software.com's Intermail Mx electronic messaging software during a period of 3 years. As part of the change in business strategy and focus and to reduce operating costs, the Company decided in September 2001 to terminate the usage of the software and return the license to Software.com, Inc. The Company reached an agreement with Software.com, Inc. on March 31, 2002. The terms of the settlement require the Company to return all copies of the software in July 2002. A settlement payment of $1,300,000 was made on March 2002 to finalize the agreement. As a result, for the three months ended September 30, 2001, an impairment loss of $2,934,000 was recognized to write-off the carrying value of the software purchased from Software.com.

INTEREST

         Interest income includes income from our cash and investments. Interest income decreased to $582,000 for the three months ended September 30, 2001 from $2.6 million for the three months ended September 30, 2000. Interest income decreased as a result of a decrease in the average invested cash balance for the above periods coupled with lower average interest rates.

         Interest expense decreased to $230,000 for the three months ended September 30, 2001 from $352,000 for the three months ended September 30, 2000. This decrease is due to the net effect of the decrease in interest related to an equipment lease line that was paid in full during the quarter ended June 30, 2001 and the interest expense resulting from the issuance of the Company's common stock in connection with the G1 transaction described in Note 9 to the unaudited condensed consolidated financial statement.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

REVENUES

         Total revenues decreased to $19.8 million for the nine months ended September 30, 2001 from $37.8 million, for the nine months ended September 30, 2000. This decrease in revenues was primarily due to a decrease in the volume of revenue-producing advertising impressions and sponsorships. Barter revenues for the nine months ended September 30, 2001 and 2000 were 29% and 14%, respectively, of total revenues for such periods.

         For the nine months ended September 30, 2001, two advertisers, individually, accounted for more than 10% of our total revenues. For the nine months ended September 30, 2000, no single advertiser accounted for more than 10% of our total revenues. For the nine months ended September 30, 2001, our top five advertisers accounted for 41% of our total revenues. For the nine months ended September 30, 2000, our top five advertisers accounted for 28% of our total revenues.

OPERATING EXPENSES

PRODUCT AND TECHNOLOGY

         Product and technology development expenses decreased to $40.2 million, or 204% of total revenues, for the nine months ended September 30, 2001, from $52.0 million, or 138% of total revenues, for the nine months ended September 30, 2000. This decrease was primarily due to decreases of approximately $4.3 million in expenses related to content acquisition, $4.2 million in hosting related expenses, $2.9 million in salaries, offset by $2.3 million increased in consulting expense.

SALES AND MARKETING

         Sales and marketing expenses decreased to $38.5 million, or 195% of total revenues, for the nine months ended September 30, 2001 from $56.7 million, or 150% of total revenues, for the nine months ended September 30, 2000. This decrease was primarily due to the net effect of decreases in advertising, salaries, trade show events, consulting and travel, totaling approximately $26.5 million, partially offset by an increase in bad debt expense of $9.9 million. We believe the Company has adequate coverage for bad debt and will continue to review the collectibility of our receivables.

GENERAL AND ADMINISTRATIVE



         General and administrative expenses decreased to $23.3 million, or 118% of total revenues, for the nine months ended September 30, 2001, from $23.4 million, or 62% of total revenues, for the nine months ended September 30, 2000. This decrease was primarily attributed to a decrease of approximately $800,000 in office rent due to the decreased utilization of space at our offices as a result of our restructuring, a decrease of approximately $600,000 in recruiting expense, partially offset by increases in utilities, legal, tax and audit fees.



RESTRUCTURING AND OTHER CHARGES

         For the nine months ended September 30, 2001, we recorded restructuring charges totaling approximately $24.6 million, which was the result of a company-wide realignment of its business operations and an effort to reduce its operational overhead and included provision for approximately $11.0 million of loans and related interest made to certain officers of the Company, determined by management to be unrealizable due to the impairment in collateral value. Additionally, as a result of the Company vacating the premises of its New York headquarters and the related settlement pursuant to which the Company left its fixed assets, furniture and fixtures and leasehold improvements to the new tenant at the vacated premises, the

Company incurred a loss of $8.5 million. During the same period in 2000, we recorded restructuring charges totaling approximately $3.9 million related to the integration of acquisitions and subsequent company-wide realignment of business operations.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expenses increased to $20.1 million, or 102% of total revenues, for the nine months ended September 30, 2001, from $20.0 million, or 53% of total revenues, for the nine months ended September 30, 2000. This increase is due to the net effect of an increase in depreciation expense due to additional capital purchases offset by a decrease of goodwill amortization due to a write-down of goodwill in December 2000.

STOCK-BASED COMPENSATION EXPENSE

         Of the cumulative deferred compensation amount, $1.9 million was recorded as an expense for the nine months ended September 30, 2001 compared with $3.5 million recorded as an expense for the nine months ended September 30, 2000. The decrease relates to the reduction in employees. The unamortized balance is being amortized over the vesting period for the individual options, which is typically three years for options issued prior to February 1999 and four years for options issued thereafter.

IMPAIRMENT OF FIXED ASSETS

         In February 2000, the Company entered into a software license agreement with Software.com, Inc to purchase for $9,000,000 a non-exclusive and non-transferable license to use Software.com's Intermail Mx electronic messaging software during a period of 3 years. As part of the change in business strategy and focus and to reduce operating costs, the Company decided in September 2001 to terminate the usage of the software and return the license to Software.com, Inc. The Company reached an agreement with Software.com, Inc. on March 31, 2002. The terms of the settlement require the Company to return all copies of the software in July 2002. A settlement payment of $1,300,000 was made on March 2002 to finalize the agreement. As a result, for the nine months ended September 30, 2001, an impairment loss of $2,934,000 was recognized to write-off the carrying value of the software purchased from Software.com.

         In the first quarter of 2001, the Company decided to cease operating the Webcast Solutions Company that had been merged in September 1999 with a wholly owned subsidiary of the Company (the "Webcast Solutions Merger"). Webcast Solutions was a streaming media company focused on the global delivery of audio, video and other internet based interactive media. The decision to cease operation of this asset mainly resulted from the significant costs that were required to operate and maintain this investment. Furthermore, the penetration rates previously anticipated by the Company were not achieved during the period the asset operated and management did not expect significant short-term nor long-term improvements. The total loss recognized as a result of this decision totaled $1,153,000 for the nine months ended September 30, 2001.

LOSS IN UNCONSOLIDATED SUBSIDIARY

         During 2000 the Company acquired a non-controlling 50% interest in Gratis1 ("G1"), which was subsequently reduced to approximately 48%. G1 was formed to provide free unlimited Internet access to users in Latin America.

         In September 2000, an agreement between the Company and AT&T Global Network Services ("AT&T") to provide Internet access services in Argentina, Brazil, Chile, Colombia and Mexico was assigned to G1. AT&T was entitled to draw upon a $2,800,000 letter of credit, guaranteed by the Company, in the event G1 failed to perform under this agreement. Following payment by G1 of a $1,000,000 debt to AT&T in December 2000, the amount drawable under letter of credit was reduced to $1,800,000. As of September 30, 2001, AT&T had fully drawn down on the letter of credit. Accordingly, during the period ended September 30, 2001, the Company recognized an expense of $1,800,000 related to the guaranty.

INTEREST

         Interest income includes income from our cash and investments. Interest income decreased to $2.9 million for the nine months ended September 30, 2001 from $9.4 million for the nine months ended September 30, 2000. Interest income decreased as a result of a decrease in the average invested cash balance for the above periods coupled with lower average interest rates.

         Interest expense is comprised primarily of interest related to an equipment lease line which was paid in full during the quarter ended June 30, 2001. Interest expense decreased slightly to $873,000 for the nine months ended September 30, 2001 from $1.0 million for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         To date, we have financed our operations primarily through the sale of our equity securities. At September 30, 2001, we had $33.7 million in cash and cash equivalents, a decrease of $59.7 million from December 31, 2000.


         For the nine months ended September 30, 2001, we used $79.0 million in operating activities, substantially related to our $144.1 million loss during the period, which included non-cash activities such as $20.1 million for depreciation and amortization, $15.5 million in impairment of goodwill and fixed assets, $12.5 million in loss on disposition of assets, $11.1 million in provision for bad debts, $1.9 million for amortization of stock-based compensation, and $11.0 million relating to write-down of officer loans.


         For the nine months ended September 30, 2001, we used $10.3 million in investing activities, including $6.1 million for the purchase of fixed assets, $6.8 million for advances to officers, $4.9 million for acquisitions, offset by $8.2 million provided by release of letters of credit which consisted of $5.0 million released as a result of vacating the premise on 75 Varick street and $1.8 million released, as AT&T had fully drawn down on the letter of credit.

         Net cash provided by financing activities were $31.1 million for the nine months ended

September 30, 2001. Net cash provided by financing activities during the nine months ended September 30, 2001 consisted primarily of net proceeds of $35.1 million resulting from the issuance of the Company's Series A Convertible Preferred Stock, partially offset by $4.3 million used for the repayment of long-term debt.

         During the quarter ended June 30, 2001, the Company issued 1,431,373 shares of its Series A Convertible Preferred Stock at a price per share of $25.50 to BellSouth and certain other investors resulting in total proceeds of $35.1 million to the Company, net of issuance costs of approximately $1.4 million. The shares are convertible into 14,313,730 shares of the Company's common stock at any time at the option of the holder. After 60 months from the date of issuance, the Company shall redeem the Series A Convertible Preferred Stock for cash or shares of the Company's common stock, in an amount equal to $36.5 million, plus accrued dividends thereon. Dividends accrued at 6% per annum and totaled $548,000 during the quarter ended September 30, 2001. In addition, in connection with the BellSouth Strategic Agreement, the Company agreed to issue warrants to BellSouth to purchase up to 4,500,000 shares of the Company's common stock, with exercise prices ranging from $4.55 to $8.55 per share that vest in May 2002 and expire during the period from May 2005 through May 2007.

         Our principal commitments consist of obligations outstanding under operating leases.

         We have experienced a substantial decrease in our capital expenditures and operating lease arrangements during the year consistent with the restructuring and realignment of our operations.


         Despite the proceeds from the financing transaction described above and our steps to reduce operating expenses significantly through a reduction of our work force and other operating costs, our current cash and cash equivalents may not be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. If working capital is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or establish a credit facility. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         In August 2001, the Company, three of its executive officers and each of the underwriters who participated in the Company's May 25, 1999 initial public offering were named as defendants in three class action complaints filed in the United States District Court for the Southern District of New York: Earl Arneson v. StarMedia Network, Inc, et al; John R. Longman v. StarMedia Network, Inc., et al; and BH Holdings LLC v. StarMedia Network, Inc., et al. The complaints, which are substantially identical, each seek unspecified damages for alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the Company's initial public offering. The complaints allege that the underwriters charged the Company excessive commissions and inflated transaction fees not disclosed in the registration statement and allocated shares of the Company's initial public offering to favored customers in exchange for purported promises by such customers to purchase additional shares in the aftermarket, thereby allegedly inflating the market price for the Company's common stock. These actions have been consolidated with hundreds of other securities class actions commenced against more than 300 companies and approximately 40 investment banks in which plaintiffs make substantially similar allegations as those made against the Company with respect to the initial public offerings at issue in those cases. All of these actions have been consolidated under the caption In re: Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The judge in the consolidated action has adjourned without date the time for all defendants to respond to the complaints.



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

         In late 2001 and early 2002, eleven lawsuits were filed against the Company in the Southern District of New York in connection with the Company's announcement relating to the restatement referred to above. A lead plaintiff for the class and lead plaintiff's counsel were subsequently selected and a motion filed to consolidate the various claims. The Consolidated Amended Complaint was filed on May 31, 2002 in the Southern District of New York under the caption In re StarMedia Network, Inc. Securities Litigation 01 Civ. 10556 (S.D.N.Y.). The lead plaintiffs and all defendants have executed a settlement agreement that resolves all claims in the consolidated action. The settlement amount will be paid by the Company's directors and officers' liability insurance carrier. This settlement agreement is subject to review and ratification by the Honorable Denny Chin of the United States District Court for the Southern District of New York. A list of the eleven lawsuits before consolidation follows:

            ---------------------------------------------------------------------------------------------
                                        CASE NAME                                     DATE FILED
            ---------------------------------------------------------------------------------------------
            Kramon v. StarMedia Network, et al.                                November 20, 2001
            ---------------------------------------------------------------------------------------------
            Stourbridge Ltd., et al. v. StarMedia Network, et al.              November 20, 2001
            ---------------------------------------------------------------------------------------------
            Rennel Trading Corp. v. StarMedia Network, et al.                  November 21, 2001
            ---------------------------------------------------------------------------------------------
            Ehrenreich v. StarMedia Network, et al.                            November 27, 2001
            ---------------------------------------------------------------------------------------------
            Howe v. StarMedia Network, et al.                                  November 27, 2001
            ---------------------------------------------------------------------------------------------
            Mayper v. StarMedia Network, et al.                                November 28, 2001
            ---------------------------------------------------------------------------------------------
            Dorn v. StarMedia Network, et al.                                  December 3, 2001
            ---------------------------------------------------------------------------------------------
            Hindo v. StarMedia Network, et al.                                 December 12, 2001
            ---------------------------------------------------------------------------------------------
            Mather v. StarMedia Network, et al.                                December 19, 2001
            ---------------------------------------------------------------------------------------------
            Nulf v. StarMedia Network, et al.                                  December 19, 2001
            ---------------------------------------------------------------------------------------------
            Vasko v. StarMedia Network, at al.                                 January 7, 2002
            ---------------------------------------------------------------------------------------------



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


         In May 2002 the Company was notified that Digital Impact has presented a demand for arbitration seeking payment of approximately $594,000 allegedly owed to Digital Impact by the Company in connection with the Company's termination of an agreement with Digital Impact and the Company.




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



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        PREFERRED STOCK

        None.

        COMMON STOCK

         In September 2001, the Company issued 1,148,435 shares of its common stock in connection with the final settlement of its obligation related to the Gratis1 transaction described in Note 8 above, valued at approximately $3.4 million.

         In August 2001, the Company issued 251,172 shares of its common stock to its placement agent, JP Morgan Ventures Corporation, in connection with the BellSouth Investment, valued at approximately $500,000. Under the terms of the agreement pursuant to which these shares were issued, if the Company does not have in place an effective registration statement covering such shares within 6 months from the date JP Morgan became entitled to receive its fee from the Company, JP Morgan will have the right to cause the Company to repurchase such shares for a purchase price of $500,000.

         In July 2001, the Company issued 784,314 shares of its common stock in connection with the execution of a content license agreement with Primedia, Inc., Primedia Magazines, Inc. and About.com, Inc., valued at approximately $2.0 million.

We believe that the issuances of the Company's common stock described above are exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) thereof or Regulation D promulgated thereunder

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION



         On August 7, 2001, Mr. Jack Chen resigned from the Company's Board of Directors. On August 7, 2001, Mr. Fernando J. Espuelas stepped down as Chief Executive Officer of the Company. Mr. Enrique Narciso was appointed to the positions of President and Director and then Chief Executive Officer of the Company, on June 1, 2001 and August 7, 2001, respectively. Mr. Espuelas remained as Chairman of the Company's Board of Directors following his resignation as CEO. During the quarter ended September 30, 2001, Gerardo Rosencrantz and Marie-Josee Kravis also resigned from the Company's Board of Directors. As of September 30, 2001, the Company's Board of Directors consisted of:




         Mr. Fernando J. Espuelas
         Mr. Douglas M. Karp
         Mr. Enrique Narciso
         Ms. Susan L. Segal
         Mr. Frederick R. Wilson



See Recent Developments for changes in Board of Directors after September 30, 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) None.

         (b) Reports on Form 8-K:

         None.

ITEM 7. SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: July 10, 2002.

             STARMEDIA NETWORK, INC.

                 /s/ Ana M. Lozano-Stickley
                 --------------------------------------------------------------
             By: Ana M. Lozano-Stickley
                 CHIEF FINANCIAL OFFICER (DULY AUTHORIZED OFFICER AND PRINCIPAL FINANCIAL OFFICER)