Form 10-K
period 2001-12-31
STARMEDIA NETWORK INC
filed 2002-07-11
CIK 1057334

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                         COMMISSION FILE NUMBER 1-5015

                            ------------------------

                            STARMEDIA NETWORK, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                      06-1461770
          (State of Incorporation)                 (I.R.S. Employer Identification No.)

                               999 BRICKELL AVE.
                                   SUITE #808
                                MIAMI, FL 33131
                                 (305) 938-3000
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock $.001 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes / / No /X/

    The aggregate market value of voting stock held by non-affiliates of the registrant as of July 2, 2002 was $630,166 (based on the last reported sale price on Pink Sheets, LLC of $0.015 per share on July 2, 2002). The number of shares of the registrant's common stock outstanding as of July 1, 2002 was 79,970,177.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            STARMEDIA NETWORK, INC.
                          2001 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

PART I..................................................................       3
  ITEM 1.   Business....................................................       5
  ITEM 2.   Properties..................................................      24
  ITEM 3.   Legal Proceedings...........................................      24
  ITEM 4.   Submission of Matters to a Vote of Security Holders.........      26

PART II.................................................................      27
  ITEM 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................      27
  ITEM 6.   Selected Consolidated Financial Data........................      27
  ITEM 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................      29
  ITEM 7A.  Quantitative and Qualitative Disclosures about Market
              Risk......................................................      40
  ITEM 8.   Financial Statements and Supplementary Data.................      41
  ITEM 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................      41

PART III................................................................      42
  ITEM 10.  Directors and Executive Officers of the Registrant..........      42
  ITEM 11.  Executive Compensation......................................      44
  ITEM 12.  Security Ownership of Certain Beneficial Owners and
              Management................................................      51
  ITEM 13.  Certain Relationships and Related Transactions..............      53

PART IV.................................................................      57
  ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
              Form 8-K..................................................      57

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                     PART I

RESTATEMENT INFORMATION

    The Company, in consultation with its independent accountants, determined to restate its audited consolidated financial statements for the year ended December 31, 2000, which includes adjustments to the fiscal quarters ended
March 31, June 30, September 30 and December 31, 2000, and its unaudited consolidated financial statements for the quarters ended March 31 and June 30, 2001, respectively. The Company initially announced its intention to restate its consolidated financial statements on November 19, 2001. That announcement related to the preliminary conclusion of a Special Committee of the Board of Directors that approximately $10,000,000 in revenues was improperly recognized by two of the Company's Mexican subsidiaries during the period October 1, 2000 through June 30, 2001. Subsequent to that announcement, the Special Committee authorized the Company's management to undertake an additional investigation in order to confirm whether any additional accounting irregularities occurred during the periods in question.

    The Company's restatements of its audited consolidated financial statements for the fiscal year ended December 31, 2000 and the quarters therein and its unaudited consolidated financial statements for the quarters ended March 31, 2001 and June 30, 2001 contain adjustments that fall into five categories. The first category of adjustments arise from the independent investigation conducted by a Special Committee of the Board of Directors and referred to in the Company's November 19, 2001 announcement. The findings of the Special Committee's investigation indicate that the Company improperly recognized certain revenues and pre-paid expenses. The majority of these revenues and pre-paid expenses were recognized by its Mexican subsidiary, SMN de Mexico (d/b/a StarMedia Mexico). The remainder was recognized by its other Mexican subsidiary, AdNet, S.A. de C.V. ("AdNet").

    The other categories of adjustments arise from management's additional investigation to confirm the accuracy of the consolidated financial statements to be restated based on the Special Committee's investigation. The findings of management's investigation indicate that, in addition to the accounting irregularities identified by the Special Committee, the Company improperly
(A) recognized certain revenues and related expenses that should have been classified as barter transactions in accordance with U.S. GAAP; (B) recognized revenues from a number of sales that provided for future contingencies, were not appropriately authorized by the customer, or for some other reason should not have been recognized; (C) failed to write down the value of certain assets at March 31, 2001, upon shutting down of a subsidiary; and (D) recognized certain other transactions that management identified in the course of its review of the Company's financial statements.

    The following is a summary of the cumulative effect of the restatement of the Company's net loss for the year ended December 31, 2000 and for the quarters ended March 31, 2001 and June 30, 2001:

                                                 AS PREVIOUSLY
                                                   REPORTED       AS RESTATED
                                                 -------------   -------------
Net loss for year ended December 31, 2000......  $(204,581,000)  $(210,839,000)
Net loss for quarter ended March 31, 2001......  $ (31,226,000)  $ (38,643,000)
Net loss for quarter ended June 30, 2001.......  $ (47,838,000)  $ (52,720,000)

    Additional information related to the restatements and adjustments made to the Company's financial statements for the periods mentioned above are set forth in Note 2 of Notes to Consolidated Financial Statements. This information includes the amount of the adjustments made during each quarter and year with respect to which the Company has restated or adjusted previously issued financial statements.

    Immediately prior to filing this Report on Form 10-K for the year ended December 31, 2001, the Company filed Reports on Form 10-Q/A for the quarters ended March 31, 2001 and June 30, 2001 for the purpose of amending the Reports on Form 10-Q previously filed with respect to such periods. In addition, the Company has also filed Reports on Form 10-Q for the quarters ended September 30, 2001 and March 31, 2002, which the Company had withheld from filing until such time as the investigations conducted by the Special Committee and by management had been completed.

RECENT DEVELOPMENTS

    Since December 31, 2001, the Company has experienced the following developments:

    - Effective as of February 1, 2002, our common stock was delisted from and ceased to be quoted by The Nasdaq National Market. Previously, trading of our common stock had been suspended effective as of November 19, 2001 and delisting procedures commenced as a result of the Company's failure to make a timely filing of its Report on Form 10-Q for the quarter ended September 30, 2001. Following delisting by The Nasdaq National Market shares of the Company's common stock have been quoted on the Pink
      Sheets LLC electronic quotation system for "over the counter" (OTC) securities, a market which is generally less liquid than The Nasdaq National Market. SEE "Risk Factors".

    - Effective as of April 19, 2002, Enrique Narciso resigned as CEO, President and director of the Company. As disclosed in the Report on Form 8-K filed by the Company on April 19, 2002, in tendering his resignation
      Mr. Narciso informed the Company that he needed to focus on a personal matter that resulted in his pleading guilty to a tax violation involving his 1998 individual federal tax return. Mr. Narciso joined the Company in October 1999. Following Mr. Narciso's resignation, Jose Manuel Tost was appointed President of the Company and Jorge Rincon was appointed Chief Operating Officer of the Company.

    - Effective as of April 29, 2002, Ana Maria Lozano-Stickley was appointed as Chief Financial Officer of the Company. Prior to that time
      Ms. Lozano-Stickley had been acting Vice President of Accounting and Administration of the Company since January 2002. SEE "Item 10, Directors and Executive Officers of the Registrant".

    - The Company has continued to undertake a realignment for the purposes of focusing its resources on its mobile solutions business. As part of this realignment, the Company reduced its number of full-time employees from 520 as of close of business on December 31, 2001 to 391 as of June 21, 2002. In addition, following the Company's change of its headquarters in late 2001 from New York to Miami, Florida, which was previously the headquarters of the Company's mobile solutions business, the Company has substantially reduced its presence in New York. As of June 21, 2002, the Company had 30 employees based in its New York City offices, as compared to 118 employees based in such office as of close of business on December 31, 2001. SEE "Item 1. Business--Employees".

    - In late 2001 and early 2002, eleven lawsuits were filed against the Company in the Southern District of New York in connection with the Company's announcement relating to the restatement referred to in "Restatement Information" above. A lead plaintiff for the class and lead plaintiff's counsel were subsequently selected and a motion filed to consolidate the various claims. The Consolidated Amended Complaint was filed on May 31, 2002 in the Southern District of New York under the caption "In re StarMedia Network, Inc. Securities Litigation 01 Civ. 10556 (S.D.N.Y.)." In June 2002, the lead plaintiffs and all defendants executed a settlement agreement that resolves all claims in the consolidated action. The settlement amount will be paid by the Company's directors and officers' liability insurance carrier. This settlement agreement is subject to review and ratification by the Honorable Denny Chin of the United States District Court for the Southern District of New York. SEE "Legal Proceedings".

    - On July 1, 2002, Fernando Espuelas notified the Company that, effective as of that date, he resigned as a director of the Company.

    - On July 3, 2002 the Company sold most of its assets associated with starmedia.com, its Spanish-and Portuguese-language portal, and LatinRed, its Spanish language online community, to eresMas Interactive S.A. ("EresMas"). Following the sale of starmedia.com and LatinRed to EresMas, the Company is principally engaged in the business of providing integrated Internet solutions to wireless telephone operators targeting Spanish- and Portuguese-speaking audiences, principally in Latin America, and the Company retains only the following Internet media services:

     - batepapo.com.br, a Brazilian chat service, which the Company is considering either selling or closing;

     - local Internet city guides such as nacidade.com,.br; guiasp.com.br; guiarj.com.br; paisas.com; openchile.cl; panoramas.cl and AdNet.com.mx, which the Company anticipates that it will continue to operate in support of its mobile solutions business.

     As part of the terms of the sale, the Company agreed to cease using the "StarMedia" brand commercially and, subject to shareholder approval, to amend its certificate of incorporation to change its name. Following the sale, the Company operates commercially under the name "CycleLogic." SEE "Item 1, Business--Overview" and "--Strategy", as well as Note 23 of Notes to Consolidated Financial Statements.

ITEM 1. BUSINESS

OVERVIEW

    StarMedia Network, Inc. (d/b/a CycleLogic) was incorporated in Delaware in March 1996. We commenced operations in September 1996 and launched the StarMedia network of websites targeted at Spanish- and Portuguese-speaking Internet users in December 1996. In May 1999, we completed the initial public offering of our common stock and in October 1999 we completed a follow-on public offering of our common stock. Our principal executive offices are located at 999 Brickell Ave. Suite 808, Miami, Florida, 33131 and our telephone number is (305) 938-3000. Previously, our principal offices were located at 75 Varick Street, New York, New York, 10013.

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

    Since the acquisition of PageCell the Company has, in addition to its media business, engaged in the business of providing Internet solutions to wireless telephone operators in Latin America. In May 2001, the Company signed a strategic agreement with BellSouth International under which the Company would design and implement "multi-access portals" for BellSouth's subsidiaries in Latin America. At the same time, BellSouth and several other investors invested $35.1 million in the Company. SEE Note 8 of Notes to Consolidated Financial Statements.

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

    In early 2002, the Company's management and board of directors determined that, notwithstanding the realignment undertaken as of that time, the continued operation of the Company's media assets would undermine the Company's prospects for profitability. Accordingly, the Company undertook efforts to sell its remaining media assets, including the starmedia.com portal and its LatinRed community products. On July 3, 2002, the Company sold most of the intellectual property, hardware and other assets associated with the operation of starmedia.com and LatinRed to EresMas, and agreed that it would cease to conduct business under the StarMedia name. Effective as of July 3, 2002, the Company operates commercially under the name "CycleLogic." This change of name has been approved by management and the board of directors, who expect to propose at the next meeting of the Company's shareholders that the Company amend its certificate of incorporation to formally change its name to "CycleLogic, Inc." Any such amendment is subject to approval by the Company's shareholders.

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

    - WIS TECHNOLOGY. The WIS software is a carrier-class technology that permits mobile operators to deliver short-message services (SMS) and other content from the Internet to their customers in a manner that is fully integrated with the wireless operator's provisioning systems (the systems that determine which customers have elected to receive specific services), billing systems, gateway infrastructure systems, and other back-end systems. Two components of our WIS technology are:

     - TRANSACTIONAL-BILLING. This feature of the WIS technology allows wireless operators to apply different business rules to permit flexible billing (for post-paid and pre-paid) based on the type of mobile Internet service accessed by an end-user, the end-user's subscription plan and other variables identified by the operator.

     - WIRELESS MARKETPLACE. This feature of the WIS technology allows wireless operators to efficiently and cost-effectively distribute third parties' content and applications (in addition to the Company's own) through the WIS and to integrate such services within their overall mobile Internet service offerings.

     The WIS software is designed to operate on dedicated servers placed in the wireless operators' premises.

    - GEN3 WIRELESS PORTAL TECHNOLOGY. Our Gen3 wireless portal technology allows wireless operators to provide to their customers personalized Internet websites that can be viewed through different browser types and devices, including their personal computers and wireless devices (such as WAP-enabled phones and PDAs). Using this technology, the content and services offered on end-users' portals, as well as the branding of the portal, vary based on the user's profile and subscription of services.

    Although our competitors have been able to develop technologies that are similar to our WIS technology and Gen3 wireless portal technology, the Company believes that its proprietary technologies' ability to interface with wireless operators' back end systems via our Transactional-Billing system and Wireless Marketplace gives it a competitive advantage over other solutions providers. This technology allows our customers to better target their end-users by being able to track and identify the services or plans being accessed through the different platforms (personal computer, mobile telephones and PDAs) used by the end-user.

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

    INTERNET MEDIA SERVICES. Historically, the Company has also provided extensive services to consumers, including community features such as

    - free email, promotional email newsletters, user surveys, chats, instant messaging, and home pages;

    - tools and applications, such as games, multimedia players, comprehensive city guide content, and sophisticated search capabilities;

    - local and global editorial content; and

    - online shopping in Spanish and Portuguese.

    The Company has derived revenues from its Internet media services principally through sales of advertising and promotions on these services, including banners, buttons and sponsorships. For the year ended December 31, 2001, two advertisers, individually, accounted for more than 10% of total revenues of the Company and our top five advertisers accounted for 39% of our total revenues. In addition, the Company has used the information derived about users of its services, particularly from user surveys and email usage patterns, to sell targeted direct marketing emails to advertisers seeking to target specific user profiles. As explained above, these revenues are no longer an integral part of the Company's business model.

    Currently, the Company continues to operate the following media services:

    - batepapo.com.br, a Brazilian chat service, which the Company may either sell or shut down in the near future; and

    - local Internet city guides such as nacidade.com.br; guiasp.com.br; guiarj.com.br; paisas.com; yoinvito.com; panoramas.cl and openchile.cl, which the Company expects to continue to operate in connection with its mobile solutions business.

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

    In the past we were able to draw on the existing content, tools and applications from our Internet media services and include them as part of our portal solutions. Following the sale or liquidation of our Internet media services business, the Company will continue to develop and access third-party content, tools and applications in order to continue to provide portal solutions to businesses, although we do not expect this to be our principal business and we may not generate significant revenues from this business. SEE "--Strategy" below.

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

STRATEGY

    Management and our board of directors currently have two principal strategic objectives. The first is to complete the realignment of the Company's resources by selling and/or disposing of most of the Company's remaining assets related to its media business (other than its city guide sites, which will be retained to support our mobile solutions business), and continuing to reduce and reorganize our workforce in a manner consistent with our focus on the mobile solutions business. We consider that this realignment is necessary in order to preserve the Company's prospects for profitability.

    Our second objective is to develop further our mobile solutions business. Management believes that the Company's mobile Internet solutions business is well positioned to take advantage of current market needs, industry trends, and the competitive opportunity in the wireless technology sector in Latin America. It is our belief that as the wireless telephone market matures in Latin America, wireless operators have sought and will continue to seek to increase usage of their services and develop customer loyalty by enabling their customers to access content, tools and applications from their wireless devices through the Internet. We currently have agreements for the use of our WIS technology with more than 20 wireless operators throughout the region, including subsidiaries of BellSouth International, Verizon, Telefonica and Americas Telecom.

    In order to develop our mobile solutions business, we expect to endeavor to:

    - Expand the number of wireless operators that use our solutions, particularly in larger Latin America markets;

    - Increase the end user penetration rates of our content and applications on existing wireless operators who use our solutions; and

    - Increase the variety and amount of content, tools and applications that wireless operators deliver to their end users by means of our solutions.

GOING CONCERN

    The Company has incurred recurring operating losses and may have insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

    Although we have undertaken a realignment of the Company for the purpose of reducing our costs and focusing on our mobile Internet solutions business, this business is not currently profitable and we cannot be sure that it will become profitable or that we will have sufficient resources to operate this business until it becomes profitable. If at any time we determine that the Company does not have sufficient cash in order to execute the foregoing strategy, then we intend to endeavor to obtain additional equity or other funding, if we are able do so. However, there can be no assurance that we will be able to raise additional funding necessary to operate until we become profitable. SEE "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES".

TECHNOLOGY INFRASTRUCTURE

    Our technology infrastructure is built and maintained for reliability, security and flexibility and is administered by our technical staff.

    We maintain our production servers at multiple locations inside and outside the U.S. Our operations depend upon the ability of the owners of our co-location facilities to protect our systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins and other events. Our main U.S. co-location facilities provide comprehensive facilities management services, including human and technical monitoring of all production servers, and also provide connectivity for our U.S. servers through multiple high-speed connections. Outside the U.S., our servers are connected to the leading Internet network bandwidth providers in each country. Multiple backup power supplies all facilities. For reliability, availability and serviceability we have implemented an environment in which each server can function separately. Multiple redundant machines serve key components of our server architecture.

    Our WIS technology is operated from servers located at wireless operators' facilities. Although wireless operators in Latin America generally implement customary mechanisms to protect their technology infrastructure from damage and maintain redundant systems, any outage at one of our carrier customer's facilities could result in a temporary loss of the services they provide to end-users through our mobile Internet solutions. This could adversely affect our revenues.

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

THE MARKET

    Global Internet usage continues to grow at a rapid rate as it becomes an increasingly integral part of daily life. Similarly, mobile communications have expanded in recent years as a result of the build out of wireless infrastructure, development of new wireless technologies and standards, declining service costs and access fees, and an increasingly mobile workforce. Today, the principal method for performing Internet-based activities is the desktop computer. However, mobile devices may be better suited than personal computers ("PCs") for performing many popular Internet activities that are time-sensitive, location-sensitive and/or require frequent connectivity, such as sending and receiving emails, accessing contact information, conducting eCommerce, and receiving financial and traffic information.

    According to a report published by International Data Corporation (IDC) in April 2002, the number of users of mobile telephony services in Latin America is expected to grow from 102 million (19.1% of the total population) in 2002 to 153 million (27.3% of the total population) in 2006. Several region-specific factors are driving the fast-growing wireless Internet opportunity in Latin America, including a fast-growing Internet user base generally, limited fixed-line phone and Internet access due to relatively limited fixed line infrastructure in the region, high wireless device penetration, and low penetration of personal computers as compared to the United States and Western Europe.

    The following are several current and projected trends in Internet and wireless telephony usage in Latin America that have been identified by IDC and which in management's view may be relevant in evaluating the prospects of the Company's mobile solutions business:

    - The total number of users of mobile data services (which includes text messaging and wireless Web navigation users) in Latin America is projected by IDC to increase from 15.8 million in 2001 to 97.2 million by 2006, which represents a 43.8% compound growth rate.

    - IDC estimates that in 2001 18.3% of total mobile subscribers in Latin America used mobile data services, and that by 2006 63.5% of all Latin American wireless subscribers will use mobile data services.

    - According to IDC, revenues derived from mobile data services in Latin America are expected to grow from $435 million (less than 2% of total mobile telephony revenues) in 2001 to $2.2 billion (approximately 5.7% of total projected mobile telephony revenues) as of the end of 2006. This increase represents a 38.4% compound growth rate.

    Until recently, wireless carriers were focused primarily on voice transmission and had only limited data transmission capabilities. Today, however, increased competition--especially in Latin America, due to industry deregulation, flattening average revenue per user ("ARPU") levels due to declining access fees, and high rates of customer turn over (known as "churn rates") have created pressure on carriers to offer more differentiated, higher margin, value-added services and products which require data transmission capabilities. Wireless Internet services are attractive to carriers because they offer the promise of increased airtime and subscription fees. In addition, carriers can achieve reduced churn rates by offering wireless Internet services that have enhanced personalization and value-added applications built into devices and services.

    For carriers in highly fragmented markets, such as Latin America, developing and managing data transmission capabilities in-house may be inefficient because they require a relatively high level of investment in terms of cost, infrastructure and know-how and, at the same time, lower efficiencies of scale than, for example, in the United States. As a result, we believe that there is a significant opportunity for a third-party provider of proven and comprehensive wireless Internet technologies and services that can be deployed on a pan-regional basis in Latin America.

THE COMPETITION

    Traditionally, the Company's principal competitors were other companies that provided Internet media services to users in Latin America. These included the most visible international Internet service providers (ISPs) and/or global portals such as AOL Latin America, Yahoo! and Terra/Lycos, and local players in specific countries such as UOL in Brazil.

    As the Company realigns its business to focus primarily on mobile Internet solutions, its main competitors include a variety of companies, ranging from large companies trying to develop inroads into Latin America such as Infospace and Terra Mobile to smaller, local solutions providers that provide services through established local business networks and physical proximity to, and relationships with, wireless carriers. In addition, the Company faces competition in the provisioning of mobile Internet solutions from both systems and technology integration companies that are trying to serve the demand for mobile Internet services and applications, as well as from wireless telephone operators who elect to develop mobile Internet solutions internally rather than relying on a third-party provider such as the Company.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

    To date, regulations have not materially restricted use of the Internet in our markets. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New laws and regulations may be adopted. Existing laws may be applied to the Internet and new forms of electronic commerce. Uncertainty and new regulations could increase our costs and impede our ability to deliver our products and services over the Internet. It could also slow the growth of the Internet significantly. This could delay growth in demand for our network and limit the growth of our revenues. New and existing laws may cover issues such as sales and other taxes, user privacy, pricing controls, characteristics and quality of products and services, consumer protection, cross-border commerce, libel and defamation, copyright, trademark and patent infringement, pornography and other claims based on the nature and content of Internet materials.

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

    TRADEMARKS AND OTHER MARKS. We actively seek to protect our marks against similar and confusing marks of third parties. For those trademarks that we consider to be most significant to our business, we pursue registration in the United States and, in the case of some trademarks, internationally in our target markets. We may not be able to secure adequate protection for our trademarks in the United States and other countries. In addition, there have been oppositions filed against our applications in other countries for some of our marks.

    We use a watch service to identify applications to register trademarks, filing oppositions to third parties' applications for trademarks and bringing lawsuits against infringers. However, effective trademark protection may not be available in all the countries in which we conduct business. Policing unauthorized use of our marks is also difficult and expensive.

    It is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion.

    RIGHTS WITH RESPECT TO PROPRIETARY TECHNOLOGY. From time to time we evaluate whether to undertake to obtain copyrights and/or patents with respect to our proprietary technologies. Currently we have a patent application pending with respect to a multi-lingual wireless messaging component of our proprietary WIS technology.

    Many parties are actively developing technologies for the provision of content, tools and applications through the Internet, including technologies for delivery through the Internet to mobile devices. There may be patents issued or pending that are held by others and that cover significant parts of our technology, business methods or services, and we cannot be certain that our products and technologies do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. In the event that we determine that licensing this intellectual property is appropriate, we may not be able to obtain a license on reasonable terms or at all. We may also incur substantial expenses in defending against third-party infringement claims, regardless of the merit of these claims. Successful infringement claims against us may result in substantial monetary liability or may prevent us from conducting all or a part of our business.

    THIRD-PARTY TECHNOLOGY AND CONTENT. We also intend to continue to license content and technology from third parties. The market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license this content and technologies on commercially reasonable terms or at all. In addition, we may fail to successfully integrate any licensed intellectual property into our services. Our inability to obtain any of these licenses could delay product and service development until alternative content and technologies can be identified, licensed and integrated.

EMPLOYEES

    During the year 2001 and throughout the beginning of 2002, we have significantly reduced the number of the Company's full-time employees. At the close of business on December 31, 2001, the Company had approximately 520 full time employees, as compared to 779 employees as of December 31, 2000. Of these employees, 67 worked in sales, 33 worked in marketing, 328 worked in product and technology and 92 worked in finance and administration. As of June 21, 2002, we had approximately 391 full-time employees. Of these employees, 38 work in sales, 6 work in marketing, 299 work in product and technology and 48 work in finance and administration. In addition, following the Company's change of its headquarters in late 2001 from New York to Miami, Florida, which was previously the headquarters of the Company's mobile solutions business, the Company has substantially reduced its presence in New York. As of June 21, 2002, the Company had 30 employees based in its New York offices, as compared to 118 employees based in such office as of close of business on December 31, 2001.

    As part of the realignment the Company is undertaking and as a result of the sale of certain assets to EresMas, the Company expects to terminate and/or transfer approximately 63 additional full-time employees whose services the Company will no longer require once it has completed the full transition of the starmedia.com portal to EresMas.

    From time to time, we employ independent contractors to support our research and development, marketing, sales and editorial departments. We consider our relations with our employees to be good.

                                  RISK FACTORS

    IN ADDITION TO OTHER INFORMATION IN THIS REPORT, YOU SHOULD CONSIDER CAREFULLY THE FOLLOWING RISK FACTORS. THESE RISKS MAY IMPAIR OUR OPERATING RESULTS AND BUSINESS PROSPECTS AND THE MARKET PRICE OF OUR STOCK.

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

    WE HAVE A LIMITED OPERATING HISTORY AND OPERATE IN A NEW AND RAPIDLY DEVELOPING MARKET, WHICH MAKES EVALUATING OUR BUSINESS AND FUTURE PROSPECTS DIFFICULT.

    We were incorporated in March 1996. We commenced operations in September 1996. Accordingly, we have a relatively short operating history upon which you may evaluate our business and prospects compared to many companies in more established industries. Since inception, our business model has evolved significantly. As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by growing companies in new and/or rapidly evolving markets and continuing to innovate with new and unproven technologies. Some of these risks relate to our potential inability to:

    - develop and successfully integrate new features with our existing services;

    - manage our growth, control expenditures and align costs with revenues;

    - expand successfully in international markets;

    - attract, retain and motivate qualified personnel; and

    - successfully respond to competitive developments, including rapid technological change, changes in customer requirements and new products introduced into our markets by our competitors.

If we do not effectively address the risks we face, our business model may become unworkable and we may not achieve or sustain profitability.

    WE HAVE NEVER MADE MONEY AND MAY NOT BECOME PROFITABLE.

    We have never been profitable and we expect to continue to incur operating losses in the future. As of December 31, 2001, we had an accumulated deficit of approximately $527.1 million. We will need to generate significant revenues to achieve profitability and we may not be able to do so. If we do achieve profitability, we may not be able to sustain it.

    OUR LIQUIDITY IS LIMITED AND WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT FUNDS TO FUND OUR BUSINESS.

    Our cash is currently very limited and may not be sufficient to fund future operations. Although we have undertaken a realignment of the Company for the purpose of reducing our costs and focusing on our mobile Internet solutions business, this business is not currently profitable and we cannot be sure that it will become profitable or that we will have sufficient resources to operate this business until it becomes profitable. Therefore, we may have future capital requirements. Obtaining additional financing will be subject to a number of factors, including:

    - market conditions;

    - our operating performance; and

    - investor sentiment.

    These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If we are unable to raise additional capital, our growth could be impeded or we may be unable to continue to operate. If we do obtain additional funding, the issuance of additional capital stock may be dilutive to shareholders of the Company.

    WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR AUDITORS.

    The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued their report dated June 21, 2002 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about their ability to continue as a going concern. The Company's historical sales are limited and it has been necessary to rely upon financing from sale of equity securities to sustain operations.

    YOU SHOULD NOT RELY ON OUR ANNUAL OPERATING RESULTS AS AN INDICATION OF OUR FUTURE RESULTS BECAUSE WE HAVE RESTRUCTURED OUR BUSINESS.

    Historically, we have earned most of our revenues from the sale of advertising on our Internet media services. However, as a result of the Company's sale of most of its media assets and the focus of our business on the provision of wireless Internet solutions and, to a lesser extent, portal solutions, you should not rely on year-to-year comparisons of our results of operations as an indication of our future performance.

    FUTURE REVENUES AND RESULTS OF OPERATION OF OUR SOLUTIONS BUSINESS DEPEND ON MANY FACTORS, AND THIS BUSINESS MAY NOT BE PROFITABLE.

    Future results from the provision of wireless Internet solutions depend a combination of many factors, including:

    - growth and acceptance of the Internet, particularly in Latin America;

    - growth and acceptance of wireless communications, as well as the use of wireless Internet content and services, in Latin America;

    - our ability to maintain the costs of providing wireless Internet solutions at levels that do not exceed the revenues generated from these businesses;

    - our ability to continue to enhance, maintain, upgrade and develop our systems and infrastructure;

    - technical difficulties that users may experience on our network;

    - technical difficulties, system downtime, system failures or Internet brown-outs resulting from the developing telecommunications infrastructure in Latin America;

    - the introduction of new or enhanced services by us, our affiliates or distribution partners, or other companies that compete with us or our affiliates;

    - price competition or pricing changes in Internet information infrastructure services, such as ours;

    - competition in our markets;

    - foreign currency exchange rates that affect our international operations; and

    - political or economic events and governmental actions in or affecting Latin America;

    - general economic conditions, particularly in Latin America.

    It is possible that in future periods our results of operations may be below the expectations of public market analysts and investors. This could cause the trading price of our common stock to decline.

    OUR RESTRUCTURING MAY NOT BE EFFECTIVE.

    We have undertaken a significant realignment for the purpose of focusing our resources on the development of our mobile solutions business. There is no guarantee that we have reduced our costs sufficiently or soon enough to ensure the future success of our wireless Internet solutions business. If we do not reduce our costs sufficiently or quickly enough, we may not have sufficient cash available to operate our wireless solutions business until it can become profitable.

    WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR RESTRUCTURED OPERATIONS.

    We have recently experienced a period of rapid growth, accompanied by continued significant operating losses, followed by a significant realignment of our business. As part of this realignment, we have reduced our workforce, replaced top management and realigned the Company's resources. This has placed a significant strain on our managerial, operational and financial resources. We believe our systems are adequate, but we must continue to maintain and improve or replace existing operational accounting and information systems, procedures and controls. Further, we must manage effectively our relationships with various content providers, wireless carriers, distribution partners, affiliates and other third parties necessary to do our business. We may not succeed with these efforts. Our failure to realign our resources and integrate these areas in an efficient manner could cause our expenses to grow, our revenues to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business, financial condition and results of operations.

    OUR BUSINESS HAS BEEN ADVERSELY AFFECTED BY RESTATEMENT OF FINANCIAL STATEMENTS.

    In November 2001, the Company announced its intention to restate its consolidated financial statements for fiscal year 2000 and the first and second quarters of fiscal 2001. Management's subsequent investigations have uncovered additional accounting irregularities that require restatement. These restatements have resulted in increased reported losses from operations for those periods. The Company's public announcement of the pending restatement of its financial statements, the delay in reporting its results for subsequent fiscal periods while the restatements were compiled, and the related uncertainty regarding the Company's business have adversely affected the Company's financial condition. These factors and other matters described herein have had, and will continue to have, a material adverse effect on the Company's business, including its financial condition and results of operations.

RISKS RELATED TO OUR MARKETS AND STRATEGY

    IF USAGE OF CONTENT, TOOLS AND APPLICATIONS DELIVERED TO MOBILE DEVICES OVER THE INTERNET DOES NOT GROW SUFFICIENTLY, OUR BUSINESS WILL SUFFER.

    We expect to derive most of our revenue for the foreseeable future from usage fees paid by Latin American wireless carriers based on the amount end users use and pay for the delivery of wireless

Internet content, tools and applications using our solutions. The wireless Internet in Spanish- and Portuguese-speaking markets is in an early stage of development. Our future success depends on the continued growth of the wireless Internet in these markets. Our business, financial condition and results of operations will be materially and adversely affected if wireless Internet usage in these markets does not continue to grow or grows more slowly than we anticipate. Wireless Internet usage in these markets may be inhibited for a number of reasons, including:

    - the cost of wireless communications services generally, as well as the specific costs charged for wireless Internet services and content;

    - the adoption of our wireless services by end users of the wireless telephone carriers that use our wireless solutions;

    - concerns about security, reliability, and privacy;

    - failure of wireless carriers to market and promote content, tools and applications available through mobile devices;

    - ease of use; and

    - quality of service.

    WE WILL DEPEND ON THIRD PARTIES FOR CONTENT, TOOLS AND APPLICATIONS, THE LOSS OF ACCESS TO WHICH COULD CAUSE US TO REDUCE OUR SERVICE OFFERINGS TO CUSTOMERS.

    Under our business plan, we expect to generate a significant portion of revenues by providing wireless carriers with third-party content, tools and applications that can be distributed to end users through our proprietary technology platforms. As such, our future success is highly dependent upon our ability to maintain relationships with these content providers and to enter into new relationships with other providers of content, tools and applications that wireless carriers desire to distribute to their end users.

    We typically license content, tools and applications under arrangements that do not require us to provide a share of the revenues we generate through the distribution of such content, tools and applications. In addition, we pay certain providers a one-time set up fee. If we fail to enter into and maintain satisfactory arrangements with providers of content, tools and applications our ability to provide a variety of services to our customers would be severely limited, thus harming our business reputation and operating results.

    SOCIAL AND POLITICAL CONDITIONS IN LATIN AMERICA MAY CAUSE VOLATILITY IN OUR OPERATIONS AND ADVERSELY AFFECT OUR BUSINESS.

    We have and expect to continue to derive substantially all of our revenues from the Spanish- and Portuguese-speaking markets. Social and political conditions in Latin America have historically been volatile and may cause our operations to fluctuate. This volatility could make it difficult for us to sustain our expected growth in revenues and earnings, which could have an adverse effect on our stock price. Historically, volatility has been caused by:

    - significant governmental influence over many aspects of local economies;

    - political instability;

    - unexpected changes in regulatory requirements;

    - social unrest;

    - slow or negative growth;

    - imposition of trade barriers; and

    - wage and price controls.

    We have little or no control over these matters. Volatility resulting from these matters may decrease Internet availability, create uncertainty regarding our operating climate and adversely affect our customers' advertising budgets, all of which may adversely impact our business.

    CURRENCY FLUCTUATIONS AND GENERAL ECONOMIC CONDITIONS IN LATIN AMERICA, U.S. OR SPAIN MAY ADVERSELY AFFECT OUR BUSINESS.

    The currencies of many of the countries that we operate in have experienced substantial depreciation and volatility. The currency fluctuations, as well as high interest rates, inflation and high unemployment, have materially and adversely affected the economies of these countries. Poor general economic conditions in some of the countries we operate in could cause our revenues and expenses to fluctuate adversely in dollar terms.

    WE MAY SUFFER CURRENCY EXCHANGE LOSSES IF LOCAL LATIN AMERICAN CURRENCIES DEPRECIATE RELATIVE TO THE U.S. DOLLAR.

    Our reporting currency is the U.S. dollar. However, the end users of our wireless Internet solutions generally pay for them in local currencies, and the amount of our revenues from the usage of these solutions is based on usage and the amount charged for them. In addition, there may be cash balances that are held in currencies other than the U.S. dollar. Consequently, our revenues and accounts receivable from these customers will decline in value if the local currencies depreciate relative to the U.S. dollar. To date, we have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. Although we may enter into hedging transactions in the future, we may not be able to do so successfully. In addition, our currency exchange losses may be magnified if we become subject to exchange control regulations restricting our ability to convert local currencies into U.S. dollars.

    WE RELY ON A SMALL NUMBER OF CUSTOMERS; THE LOSS OF ONE OF OUR TOP CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUE AND MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

    Our top five advertisers accounted for approximately 39% of our total revenues for the year ended 2001, and approximately 26% of our total revenues for the year ended 2000. Our business, results of operations and financial condition could be materially and adversely affected by the loss of one or more of our top customers, or their refusal to pay us amounts owed to us. In addition, in May 2001 the Company entered into an agreement with BellSouth Enterprises under which the Company is required to provide substantial mobile business solution to BellSouth's affiliates in Latin America. The Company expects to derive a substantial portion of our future revenues from BellSouth affiliates. Any disruption in this relationship could have a material adverse effect on the Company and its prospects for profitability.

    OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL.

    We depend on the services of our senior management and key technical personnel. The loss of the services of key executive officers or any of our key management, sales or technical personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, our success is largely dependent on our ability to hire highly qualified managerial, sales and technical personnel. These individuals are in high demand and we may not be able to attract the staff we need. The difficulties and costs in connection with our personnel growth are compounded by the fact that many of our operations are internationally based.

    WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST OUR COMPETITORS.

    There are many companies that provide technologies and solutions for the delivery of content and services by means of the wireless Internet. At the same time, in our principal markets, there are relatively few wireless carriers who could potentially be our customers. Competition to provide wireless Internet solutions and technologies to these carriers is intense and is expected to increase significantly in the future. In addition, our customers are potential competitors: the carriers themselves could decide to develop and implement their own wireless Internet solutions. They may also have greater resources than we have to allocate to this business.

    Increased competition could result in price reductions, lower profit margins or loss of market share. Any one of these could materially and adversely affect our business, financial condition and results of operations.

    OUR INTERNATIONAL BUSINESS PLAN INVOLVES RISKS.

    Our business plan is to provide our mobile Internet solutions to wireless carriers in Spanish- and Portuguese-speaking markets, which are principally in Latin America and the Iberian Peninsula. We may not be able to successfully implement our business model in these markets. As compared to the United States, these markets experience lower levels of Internet usage and different patterns of wireless telephone usage, such as the prevalence of pre-paid calling plans. Some of the risks inherent in doing business in these markets include, among others:

    - unexpected changes in regulatory requirements;

    - potentially adverse tax consequences;

    - difficulties in staffing and managing operations in diverse countries;

    - changing economic conditions;

    - burdens of complying with a variety of different legal regimes, particularly with respect to taxation, intellectual property and the distribution of information over the Internet; and

    - seasonal fluctuations in business activity and consumer spending.

RISKS RELATED TO THE INTERNET AND OUR TECHNOLOGY INFRASTRUCTURE

    OUR BUSINESS RELIES ON THE PERFORMANCE OF OUR SYSTEMS.

    Our success depends, in part, on the performance, reliability and availability of wireless Internet solutions. Our revenues depend on the number of users that access content, tools and applications through our solutions. Our network infrastructure is currently located principally at the BellSouth eCenter, in Miami, Florida for our mobile Internet solutions business. We also have Internet media products running in equipment located at Exodus, a third-party provider of hosting services. These companies guarantee us uptime and reliability of 99.98% under service level agreements.

    Our success will depend in part on our ability to create carrier class infrastructure systems and build network operations centers that can support the delivery of integrated content, tools and applications and the expected growth of these services. We may be unable to develop or successfully manage the infrastructure necessary to meet current demands for reliability and scalability of our systems. We base our software development environment mostly on Microsoft products such as Net Studio, SQL Database, Windows 2000 server operating system, among others. We rely on the scalability and reliability of these software development environments, code and infrastructure.

    UNEXPECTED NETWORK INTERRUPTIONS CAUSED BY SYSTEM FAILURES MAY RESULT IN REDUCED TRAFFIC, REDUCED REVENUE AND HARM TO OUR REPUTATION.

    In the past, we have experienced:

    - system disruptions;

    - inaccessibility of our network;

    - long response times;

    - impaired quality; and

    - loss of important reporting data.

    Although we are continually improving our network, we may not be successful in implementing new measures. If we experience delays and interruptions, visitor traffic may decrease and our brand could be adversely affected. Because our revenues depend on the number of individuals who use our network, our business may suffer if our improvement efforts are unsuccessful.

    We maintain our production servers at multiple locations inside and outside the U.S. including but not limited to Brazil and Argentina. Our operations depend upon the ability of the owners of our co-location facilities to protect their systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins and other events.

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

    OUR OPERATIONS COULD BE SIGNIFICANTLY HINDERED BY THE OCCURRENCE OF A NATURAL DISASTER OR OTHER CATASTROPHIC EVENT.

    Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In the recent past, some cities in Latin America have experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our operations or facilities may be subject to "rolling blackouts" or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. We do not have multiple site capacity for all of our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, we are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our users for a period of time. We have experienced such a coordinated denial of service attack in the past, and may experience such attempts in the future. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

    WE RELY ON INTERNALLY DEVELOPED SOFTWARE AND SYSTEMS.

    We have developed custom software for our network services and mobile Internet solutions. This software may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors or defects to date, we may discover significant errors or defects in the future that we may or may not be able to fix. We must expand and upgrade our technology, transaction-processing systems and network infrastructure if the volume of traffic on our or our customers' websites or servers used in connection with the services we provide increases substantially. In addition, as we continue to expand our services, we could experience periodic temporary capacity constraints, which may cause unanticipated system disruptions, slower response times and lower levels of customer services. We may be unable to accurately project the rate or timing of increases, if any, in the use of our services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Any inability to do so would harm our business.

    RAPID TECHNOLOGICAL CHANGE AFFECTS OUR BUSINESS.

    Rapidly changing technology, evolving industry standards, evolving customer demands and frequent new product and service introductions characterize our market. Our market's early stage of development exacerbates these characteristics. Our future depends in significant part on our ability to develop and introduce compelling services on a timely and competitive basis and to improve the performance, content and reliability of our services in response to both the evolving demands of the market and competitive product offerings. Our efforts in these areas may not be successful.

    WE RELY ON THE INTERNET SYSTEM INFRASTRUCTURE.

    Our success depends in large part on other companies maintaining the Internet system infrastructure. In particular, we rely on other companies to maintain a reliable network backbone that provides adequate speed, data capacity and security to develop products that enable reliable Internet access and services. If the Internet continues to experience significant growth in the number of users, frequency of use and amount of data transmitted, the Internet system infrastructure may be unable to support the demands placed on it, and the Internet's performance or reliability may suffer as a result. In addition, the Internet could lose its commercial viability for purposes of our business due to delays in the development or adoption of new standards and protocols to process increased levels of Internet activity. Any such degradation of Internet performance or reliability could limit its attractiveness as a medium for accessing content, tools and applications. This could have an adverse impact on our business.

    OUR NETWORK FACES SECURITY RISKS.

    Even though we have implemented security measures, our networks may be vulnerable to unauthorized access by hackers or others, computer viruses and other disruptive problems. Someone who is able to circumvent security measures could misappropriate our proprietary information or cause interruptions in our Internet operations. Internet and online service providers have in the past experienced, and may in the future experience, interruptions in service as a result of accidental or intentional actions of Internet users, current and former employees or others. We may need to expend significant capital or other resources for protection against the threat of security breaches or alleviating problems caused by breaches. Although we intend to continue to implement industry-standard security measures, third parties may be able to circumvent the measures that we implement. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing our services through the Internet.

    Users of online commerce services are highly concerned about the security of transmissions over public networks. Concerns over security and the privacy of users may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. We intend to rely on encryption and authentication technology licensed from third parties to securely transmit confidential information, such as personal profiles or financial information. However, users could possibly circumvent such measures. If security breaches do occur, they could damage our reputation and expose us to a risk of loss or litigation and possible liability. Any compromise of security could harm our business.

RISKS RELATED TO LEGAL UNCERTAINTY

    WE ARE SUBJECT TO CLASS ACTION LITIGATION AND ARE UNDER INVESTIGATION BY THE SECURITIES AND EXCHANGE COMMISSION REGARDING PAST ACCOUNTING IRREGULARITIES.

    The U.S. Securities and Exchange Commission (the "SEC") is currently conducting an investigation into certain alleged accounting irregularities with respect to our audited financial statements for the year ended December 31, 2000 and our unaudited quarterly consolidated financial statements for the quarters ended March 31, 2001 and June 30, 2001. In addition, we are currently the defendant in a class action lawsuit relating to the same matter. SEE "Legal Proceedings". We could be subject to actions or other penalties in connection with the SEC's investigation, as well as damages with respect to the class action litigation. The costs of complying with the SEC's investigation and defense of the class action claims, as well as with any penalty, fine or damages resulting from the investigation or litigation could have a material adverse effect on our business and the Company.

    WE ARE SUBJECT TO LEGAL PROCEEDINGS THAT COULD RESULT IN JUDGMENTS THAT WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

    We are subject to a variety of litigation, including two class action lawsuits. SEE "Legal Proceedings". An adverse judgment in one or more of these cases could have a material adverse effect on our business and the Company.

    WE ARE SUBJECT TO GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES AFFECTING THE INTERNET, WHICH COULD ADVERSELY AFFECT OUR BUSINESS IN WAYS THAT ARE DIFFICULT TO PREDICT.

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

    In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover numerous issues, including:

    - sales and other taxes;

    - user privacy;

    - pricing controls;

    - characteristics and quality of products and services;

    - consumer protection;

    - cross-border commerce;

    - libel and defamation;

    - copyright, trademark and patent infringement;

    - pornography; and

    - other claims based on the nature and content of Internet materials.

    We operate in numerous Latin American countries. As a general matter, the legal and regulatory environment that pertains to the Internet is more uncertain and subject to change than in the United States, and we may not be able to monitor and comply with regulatory developments in each country in which we operate.

    In addition, due to the global nature of the Internet, it is possible that the governments of other states and foreign countries--in which we do not have operations--might attempt to regulate Internet transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) could have a material adverse effect on our business, operating results and financial condition.

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

    WE RECEIVE INFORMATION THAT MAY SUBJECT US TO LIABILITY.

    We obtain content and other information from third parties, including end users of wireless telephone services. When we integrate and distribute this information over the Internet, we may be liable for the data that is contained in that content. This could subject us to legal liability for things such as misuse of personal information, negligence, defamation, intellectual property infringement and product or service liability. Many of the agreements by which we obtain or are provided content do not contain indemnity provisions in favor of use. Even if a given contract does contain indemnity provisions, these provisions may not cover a particular claim. We carry general business insurance, although it may not be adequate to cover all claims fully.

    UNAUTHORIZED USE OF OUR INTELLECTUAL PROPERTY BY THIRD PARTIES MAY ADVERSELY AFFECT OUR BUSINESS.

    We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property, including our rights to certain domain names, as critical to our success. Unauthorized use of our intellectual property by third parties may adversely affect our business and our reputation. We rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.

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

OTHER RISKS

    OUR SHARES HAVE BEEN DE-LISTED FROM THE NASDAQ NATIONAL MARKET.

    By a determination of The Nasdaq National Market listing qualifications panel, effective as of the open of business on February 1, 2002 our shares were de-listed from The Nasdaq National Market due to failure to make timely filings of period reports in accordance with applicable U.S. securities laws. As such, this may adversely affect our stock price and the ability of our shareholders to sell their shares.

    OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE AND IS LIKELY TO CONTINUE TO BE VOLATILE.

    The trading price of our common stock historically has been highly volatile and has declined significantly since the spring of 2000. Our stock price could continue to decline or to be subject to wide fluctuations in response to factors such as the following:

    - actual or anticipated variations in quarterly results of operations;

    - announcements of technological innovations, new products or services by us or our competitors;

    - changes in financial estimates or recommendations by securities analysts;

    - conditions or trends in the Internet and online commerce industries;

    - announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our customers or our competitors; and

    - additions or departures of key personnel.

In addition, the stock market in general, and The Nasdaq National Market and the market for Internet and technology stocks in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors and general economic conditions may materially and adversely affect our stock price.

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

    A SMALL GROUP OF OUR EXISTING STOCKHOLDERS OWN A SIGNIFICANT NUMBER OF SHARES AND THEIR INTERESTS MAY DIFFER FROM OTHER STOCKHOLDERS.

    Our directors, executive officers and affiliates currently beneficially own approximately 47.2% of the outstanding shares of our common stock. SEE
"Item 12, Security Ownership of Certain Beneficial Owners and Management". Accordingly, they will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. The interests of these stockholders may differ from the interests of the other stockholders.

ITEM 2. PROPERTIES

    Our principal executive offices are located 999 Brickell Ave., Suite 808, Miami, Florida 33131 under a lease that expires in February 2006. We also lease office space in major cities in Mexico, Columbia, Chile, Argentina, Venezuela and Brazil. Previously, our principal offices were located at 75 Varick Street, New York, New York, 10013.

ITEM 3. LEGAL PROCEEDINGS

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

CASE NAME                                                      DATE FILED
---------                                                 --------------------
Kramon v. StarMedia Network, et al......................  November 20, 2001
Stourbridge Ltd., et al. v. StarMedia Network, et al....  November 20, 2001
Rennel Trading Corp. v. StarMedia Network, et al........  November 21, 2001
Ehrenreich v. StarMedia Network, et al..................  November 27, 2001
Howe v. StarMedia Network, et al........................  November 27, 2001
Mayper v. StarMedia Network, et al......................  November 28, 2001
Dorn v. StarMedia Network, et al........................  December 3, 2001
Hindo v. StarMedia Network, et al.......................  December 12, 2001
Mather v. StarMedia Network, et al......................  December 19, 2001
Nulf v. StarMedia Network, et al........................  December 19, 2001
Vasko v. StarMedia Network, at al.......................  January 7, 2002

    In April 2002, AT&T Corp. filed a claim in the United States District Court for the Southern District of New York seeking payment from the Company for telecommunications services rendered to the Company in the amount of approximately $337,000, and in June 2002 AT&T amended that complaint to increase the amounts claimed to approximately $1.4 million. In addition, for over a year the Company has engaged in periodic discussions with AT&T regarding the Company's alleged commitments to purchase a variety of services from AT&T, and in April 2002 had received correspondence from AT&T alleging that approximately a total of $1.1 million was payable by the Company. The Company denies that it owes most of the amounts alleged to be payable by AT&T. The parties have commenced settlement discussions.

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

    In January 2002 Mr. Carlos Ponce filed a claim in U.S. District Court in the Southern District Court of Florida in connection with allegations by Mr. Ponce that the Company exceeded the scope of a license to use his image in connection with an advertising campaign. Mr. Ponce claims violations of common law and statutory rights of publicity under Florida law, unfair business practices, misappropriation, and also asserts claims under the Lanham Act. Mr. Ponce seeks damages allegedly in excess of $1 million, treble damages, punitive damages, and injunctive and other equitable relief. The Company filed an answer to the complaint in February 2002. In June 2002 the judge in this case issued an order to show cause directing the plaintiff to show cause why the case should not be dismissed.
Mr. Ponce has responded and delivered to the Company a request to produce documents. The Company denies Mr. Ponce's claims and believes that even if such claims were proven, the damages sought are grossly overstated, and that the Lanham Act claim may be legally deficient.

    In May 2002 the Company was notified that Digital Impact has presented a demand for arbitration seeking payment of approximately $594,000 allegedly owed to Digital Impact by the Company in connection with the Company's termination of an agreement between Digital Impact and the Company.

    In June 2001, the Company commenced an action entitled StarMedia
Network, Inc. v. Patagon.com International, Inc. in the Commercial Division of the Supreme Court of the State of New York, New York County against Patagon.com International, Inc. ("Patagon"). The complaint seeks to recover compensatory and consequential damages in an amount not less than $4.25 million for Patagon's breach of a Web Content Agreement pursuant to which the Company and Patagon hosted a co-branded website linked to the Company's Internet property StarMedia.com through its "Money Channel." The complaint alleges that Patagon breached the Web Content Agreement by wrongfully and prematurely terminating the agreement. In August 2001, Patagon filed an Answer and Counterclaim (the "Counterclaim") to the complaint in which Patagon seeks to recover unspecified damages on claims for breach of contract and breach of the duty of good faith and fair dealing premised upon the Company's alleged breach of the Web Content Agreement. Also in August 2001, the Company served its Answer and Affirmative Defenses to the Counterclaim in which it denied all of the material allegations of the Counterclaim and asserted affirmative defenses to the claims asserted therein. Discovery is pending in this case.

    In September 2001, Justin K. Macedonia, the then General Counsel of the Company, filed a notice of intention to arbitrate against the Company, asserting that the Company was obligated to make tax indemnity payments to him in the amount of $1.7 million. The Company denied any obligation to make such payment and asserted counterclaims against Mr. Macedonia. Mr. Macedonia's employment with the Company terminated in November 2001. The arbitration hearing was concluded in March 2002. In May 2002 the arbitrator issued a final judgment denying Mr. Macedonia's claims, as well as the Company's counterclaims.

    In December 2000, a consulting company filed suit against the Company in the New York Supreme Court claiming unpaid fees of approximately $2.3 million. In October 2001, pursuant to a Settlement Agreement, the Company and the consulting company agreed to settle the lawsuit. The Company agreed to pay the consulting company an amount within the range that the Company had previously reserved for such lawsuit in its financial statements. The suit was settled for an amount not material to the Company. The Company has paid such amount and such lawsuit has been dismissed with prejudice.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    MARKET PRICE OF COMMON STOCK

    Our common stock was quoted on The Nasdaq National Market under the symbol STRM beginning upon our initial public offering on May 26, 1999 and ending on January 31, 2002. Following our announcement of plans to restate our financial statements, The Nasdaq Listing Qualifications Department determined to halt trading of our common stock on The Nasdaq National Market prior to the market opening on November 19, 2001. Subsequently, de-listing proceedings were commenced due to our failure to file a Report on Form 10-Q for the period ended September 30, 2001, and effective as of the opening of business on February 1, 2002, our common stock was delisted from The Nasdaq National Market. Since the delisting, the Company's shares of common stock have been traded on the over-the-counter securities market (OTC). The Company has used Pink
Sheets LLC's electronic quotation system occasionally to obtain stock price information for its common stock. However, there are limited historical quotations provided by Pink Sheets LLC with respect to the price per share of the Company's common stock during the first and second quarters of 2002 and the Company has not collected daily quotations.

    The following table sets forth the high and low close prices per share of the common stock as reported on The Nasdaq National Market through November 16, 2001, the last date on which shares of our common stock were traded prior to the suspension of trading. For subsequent periods, the Company does not have reliable daily information about the price of its common stock. As of July 2, 2002 the last reported sale price on Pink Sheets LLC was $0.015.

                                                                HIGH       LOW
                                                              --------   --------
2001(1)
Fourth Quarter (through November 16, 2001)..................   $0.37      $0.13
Third Quarter...............................................   $1.84      $0.16
Second Quarter..............................................   $2.94      $1.64
First Quarter...............................................   $5.19      $1.63

------------------------

(1) Source: The Nasdaq National Market

HOLDERS

    As of July 2, 2002, there were approximately 424 holders of record of our common stock.

DIVIDEND POLICY

    We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends for the foreseeable future.

ITEM 6. SELECTED RESTATED CONSOLIDATED FINANCIAL DATA

    As a result of the restatement of the Company's consolidated financial statements for the fiscal year ended December 31, 2000 and the quarters therein and for the periods ended March 31 and June 30, 2001, respectively, certain information contained in this item has been changed from that which was reported previously in the Company's Reports on Forms 10-K and 10-Q for these periods (SEE Note 2 of Notes to Consolidated Financial Statements).

    The selected consolidated financial data set forth below with respect to the Company's consolidated statements of operations for the years ended
December 31, 2001, 2000 (Restated), 1999,

1998 and 1997 and balance sheets as of December 31, 2001, 2000 (Restated), 1999, 1998 and 1997 are derived from the Company's audited consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes to those statements included elsewhere in this report.

                                                           YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                                                             RESTATED
                                              1997       1998       1999       2000        2001
                                            --------   --------   --------   ---------   ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
SUPPLEMENTAL CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues..................................  $   472    $  5,758   $ 20,089   $  52,320   $  23,374
Operating expenses:
  Product and technology development......    1,233       7,101     33,192      67,670      51,303
  Sales and marketing.....................    2,110      29,281     53,399      77,641      45,326
  General and administrative..............      650       4,810     15,318      31,446      28,219
  Restructuring and other charges.........       --          --      1,613       3,935      26,230
  Depreciation and amortization...........       38         785      6,500      28,295      25,055
  Stock-based compensation expense........       --      10,421      6,400       4,519       2,218
  Impairment of fixed assets..............       --          --         --          --       4,087
  Impairment of goodwill and
    intangibles...........................       --          --         --      37,170      17,062
                                            -------    --------   --------   ---------   ---------
Total operating expenses..................    4,031      52,398    116,422     250,676     199,500
                                            -------    --------   --------   ---------   ---------
Operating loss............................   (3,559)    (46,640)   (96,333)   (198,356)   (176,126)
Impairment of other assets................       --          --         --     (19,378)     (2,049)
Gain on sale of investment................       --          --         --          --      12,412
Loss in unconsolidated subsidiary.........       --          --         --      (2,500)     (1,800)
Interest income, net......................       34         667      5,891       9,871       2,084
Other expenses............................       --          --         --        (318)        (30)
                                            -------    --------   --------   ---------   ---------
Loss before provision for income taxes....   (3,525)    (45,973)   (90,442)   (210,681)   (165,509)
Provision for income taxes................       --          --       (231)       (158)        (60)
                                            -------    --------   --------   ---------   ---------
Net loss..................................   (3,525)    (45,973)   (90,673)   (210,839)   (165,569)
Preferred stock dividends and accretion...     (185)     (4,536)    (4,266)         --      (1,422)
                                            -------    --------   --------   ---------   ---------
Net loss applicable to common
  shareholders............................  $(3,710)   $(50,509)  $(94,939)  $(210,839)  $(166,991)
                                            =======    ========   ========   =========   =========
Basic and diluted net loss per share......  $ (0.37)   $  (4.51)  $  (2.31)  $   (3.20)  $   (2.35)
                                            =======    ========   ========   =========   =========
Shares used in computing basic and diluted
  net loss per share......................   10,040      11,204     41,171      65,920      71,181
                                            =======    ========   ========   =========   =========

                                                                  AS OF DECEMBER 31,
                                                 ----------------------------------------------------
                                                                                  RESTATED
                                                   1997       1998       1999       2000       2001
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
SUPPLEMENTAL CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents......................   $  443    $53,147    $274,089   $93,408    $21,635
Working capital................................      149     47,500     260,235    80,815     21,380
Total assets...................................      810     61,156     356,071   209,105     71,736
Capital lease obligations......................       18        229          58        --         --
Total current liabilities......................      342      7,870      26,935    39,928     22,065
Long-term debt, noncurrent.....................       --         --       2,380     1,902         --
Redeemable convertible preferred stock.........    3,833     96,494          --        --     35,204
Total stockholders' (deficit) equity...........   (3,394)   (43,339)    326,361   165,076     13,189

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

    The Company is principally engaged in providing integrated Internet solutions to wireless telephone operators Latin America targeting Spanish- and Portuguese-speaking end-users. The Company provides a unique mix of technology and content to allow wireless operators and their end-users to take full advantage of the Internet across multiple platforms. In addition, we also offer portal solutions to businesses, as well as limited Internet media services to the Spanish- and Portuguese-speaking public.

    The Company was initially established as an Internet media company. However, the business of providing Internet media services has incurred very significant operating losses. Therefore, during the second half of 2001, the Company undertook a realignment of its business strategy for the general purpose of reducing the costs of operating our Internet media services business and focusing our resources on the development of our mobile solutions business, which has incurred much smaller operating losses to date. Management believes that this realignment was necessary in order to preserve the Company's prospects of becoming profitable. Subsequently, in early 2002, the Company's management and board of directors determined that the continued operation of the Company's media assets would undermine the Company's prospects for profitability. Accordingly, the Company undertook efforts to sell its remaining media assets, including the starmedia.com portal and its LatinRed community products. On
July 3, 2002, the Company sold most of the intellectual property, hardware and other assets associated with the operation of starmedia.com and LatinRed to EresMas, and agreed that it would cease to conduct business under the StarMedia name. Effective as of July 3, 2002, the Company operates commercially under the name "CycleLogic." Commercial use of this name has been approved by management and the board of directors, who expect to propose at the next meeting of the Company's shareholders that the Company amend its certificate of incorporation to formally change its name to "CycleLogic, Inc." Any such change of name is subject to the approval of the Company's shareholders. SEE "Recent Developments" and "Business" above.

RESTATEMENT

    The Company, in consultation with its independent accountants, has determined to restate its audited consolidated financial statements for the year ended December 31, 2000, which includes adjustments to the unaudited consolidated fiscal quarters included therein, and its unaudited consolidated financial statements for the quarters ended March 31 and June 30, 2001, respectively. The Company initially announced its intention to restate its consolidated financial statements on November 19, 2001. That announcement related to the preliminary conclusion of a Special Committee of the Board of Directors that approximately $10,000,000 in revenues was improperly recognized by two of the Company's Mexican subsidiaries during the period October 1, 2000 through June 30, 2001. Subsequent to that announcement, the Special Committee authorized the Company's management to undertake an additional investigation in order to confirm whether any additional accounting irregularities occurred during the periods in question. SEE "Part 1--Restatement Information"

    Additional information related to the restatements and adjustments made to the Company's financial statements for the periods mentioned above are set forth in Note 2 of Notes to Consolidated Financial Statements. This information includes the amount of the adjustments made during each quarter and year with respect to which the Company has restated or adjusted previously issued financial statements.

    Prior to the filing of this Report on Form 10-K for the year ended
December 31, 2001, the Company has filed Reports on Form 10-Q/A for the quarters ended March 31, 2001 and June 30, 2001 for the purpose of amending the Reports on Form 10-Q previously filed with respect to such periods. In addition, the Company has also filed Reports on Form 10-Q for the quarters ended September 30, 2001 and March 31, 2002, which the Company had withheld from filing until such time as the investigations conducted by the Special Committee and by management had been completed.

ACQUISITIONS AND DISPOSITIONS

CADE?

    In December 2001, the Company sold substantially all of the assets associated with the operation of Cade?, its Brazilian online directory, to Yahoo Brasil Ltda for approximately $13,000,000 in cash. Such amount is included in other current assets at December 31, 2001 and was received in January 2002. The Company realized a gain from this sale of approximately $12,400,000. The Company acquired Cade? in its purchase of KD Sistemas de Informacao Ltda. in April 1999. At the time of the sale to Yahoo Brazil, the carrying value of Cade? had been reduced to reflect both amortization of the goodwill recorded upon acquisition and a write-down taken in 2000 in connection with the Company's overall assessment of the fair market value of assets acquired. SEE Notes 6 and 7 of Notes to Consolidated Financial Statements.

OBSIDIANA, INC.

    In April 2001, the Company acquired certain assets of Obsidiana, Inc. ("Obsidiana"), a premier online destination for Latin American women, in exchange for 1,125,000 shares of the Company's common stock, valued at approximately $2.6 million. The stockholders of Obsidiana included entities managed by J.P. Morgan Partners and Flatiron Partners. The entire value of the purchase price was attributed to goodwill and is currently being amortized over a three-year period. The Company accounted for the Obsidiana acquisition under the purchase method of accounting. In September 2001, as part of the realignment and change in business strategy, the Company wrote off $2,258,000 in goodwill that remained unamortized. SEE Note 10 of Notes to Consolidated Financial Statements.

OLA TURISTA LTDA.

    In February 2000, the Company acquired Ola Turista Ltda. ("Ola Turista"), the owner of Guia SP and Guia RJ, leading Internet cultural and entertainment guides in the cities of Sao Paulo and Rio de Janeiro, Brazil in exchange for 71,524 shares of its common stock and $2.0 million in cash. Ola Turista's portals provide users in the Sao Paulo and Rio de Janeiro metro areas searchable listings of restaurants, theaters, nightclubs, cinemas and sports events. Pursuant to the purchase agreement, StarMedia was obligated to pay additional consideration in the form of StarMedia common stock, subject to Ola Turista meeting certain specified performance targets. Such targets were met and, as such, the Company accrued $1,625,000 and $375,000 of common stock issuable at December 31, 2000 and April 30, 2001, respectively. In April 2001, the Company issued 592,128 shares of its common stock in full satisfaction of the common stock issuable. In September 2001, the Company wrote off $335,000 of goodwill charges related to this transaction as part of the realignment of its business. This acquisition was accounted for under the purchase method of accounting. SEE
Note 10 of Notes to Consolidated Financial Statements.

ADNET S.A.

    In April 2000, the Company acquired AdNet. S.A. de R.L. de C.V. ("AdNet"), a leading Mexican search portal and Mexico's largest web directory. The Company paid $5.0 million in cash and issued 469,577 shares of common stock to acquire all of the outstanding equity of AdNet. Pursuant to the purchase agreement, StarMedia was obligated to pay additional consideration in the form of StarMedia common stock over a five-year period, subject to AdNet meeting certain specified performance targets.

This acquisition was accounted for under the purchase method of accounting. In November 2001, the Company, AdNet and the former stockholders of AdNet entered into a Termination Agreement pursuant to which the Company agreed to issue to the stockholders of AdNet 8,000,000 shares of the Company's common stock, in full satisfaction of the Company's obligations under the purchase agreement and certain other related agreements between the Company and the former stockholders of AdNet. As of December 31, 2001, the Company had issued a total of 7,600,000 shares. The Company has not issued the remaining 400,000 shares pending resolution of outstanding claims that the Company has against the former stockholders. In September 2001, the Company decided to shutdown the AdNet operations as part of the realignment of the business and it wrote off a total of $8,738,000 in remaining goodwill. SEE Note 10 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000

REVENUES

    Total revenues decreased to $23.4 million for the year ended December 31, 2001 from $52.3 million for the year ended December 31, 2000. This decrease was mainly attributed to a decrease in the volume of revenue-producing advertising impressions and sponsorships sold.

    For the year ended December 31, 2001, two advertisers, individually, accounted for more than 10% of total revenues of the Company. For the year ended December 31, 2000, no single advertiser accounted for more than 10% of our total revenues.

    For the year ended December 31, 2001, our top five advertisers accounted for 39% of our total revenues. For the year ended December 31, 2000, our top five advertisers accounted for 26% of our total revenues.

    For the year ended December 31, 2001, we derived approximately
$6.5 million, or 28% of total revenues, from barter advertising arrangements. For the year ended December 31, 2000, we derived approximately $7.7 million, or 15% of total revenues, from barter advertising arrangements, also known as barter transactions. We do not receive any cash payments for these arrangements.

OPERATING EXPENSES

    PRODUCT AND TECHNOLOGY. Product and technology expenses include personnel costs; hosting and telecommunication costs; and content acquisition fees and revenue sharing arrangements related to agreements with third-party content providers under which we pay guaranteed fees and/or a portion of our revenues.

    For the year ended December 31, 2001, product and technology expenses decreased to $51.3 million, or 219% of total revenues, from $67.7 million, or 129% of total revenues, for the year ended December 31, 2000. This decrease was primarily due to a decrease of approximately $5.2 million in personnel costs, approximately $4.2 million in content expenses and approximately $5.1 million for hosting costs.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of advertising costs, including the costs of advertisements placed on various television networks under our barter advertising arrangements, salaries and commissions of sales and marketing personnel, public relations costs, and other marketing-related expenses.

    Sales and marketing expenses decreased to $45.3 million, or 194% of total revenues, for the year ended December 31, 2001 from $77.6 million, or 148% of total revenues, for the year ended December 31, 2000. The decrease in sales and marketing expenses was primarily attributable to a contraction of advertising, public relations and other promotional expenditures of approximately

$24.5 million, lower personnel expenses of approximately $9.1 million, which included sales commissions, as well as travel expenses of approximately
$2.8 million, and were partially offset by an increase in bad debt expense of $6.0 million.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and benefits, costs for general corporate functions, including finance, accounting and facilities, and fees for professional services.

    General and administrative expenses decreased to $28.2 million, or 121% of total revenues, for the year ended December 31, 2001, from $31.4 million, or 60% of total revenues, for the year ended December 31, 2000. The decrease in general and administrative expenses was primarily due to decreased salaries and related expenses of approximately $2.1 million, reduced rental costs and office-related costs of approximately $2.2 million, offset by additional taxes and insurance charges of approximately $1.5 million.

RESTRUCTURING AND OTHER CHARGES

    Restructuring and other charges for the year ended December 31, 2001 consisted of a one-time charge of $26.2 million, which resulted from a company-wide realignment of its business operations and an effort to reduce its operational overhead. The total charge includes a reserve of $11.5 million for loans and related interest made to certain officers of the Company, determined by management to be unrealizable due to the impairment in collateral value. Additionally, as a result of the Company vacating the premises of its New York headquarters and the related settlement pursuant to which the Company transferred certain of its fixed assets, furniture and fixtures and leasehold improvements to the new tenant at the vacated premises, the Company incurred a loss of $8.2 million. SEE Note 4 of Notes to Consolidated Financial Statements.

    Restructuring and other charges for the year ended December 31, 2000 consisted of a one-time charge of $3.9 million associated with the integration of our subsidiaries and a company-wide realignment of business operations.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses decreased to $25.1 million, or 107% of total revenues, for the year ended December 31, 2001 from $28.3 million, or 54% of total revenues, for the year ended December 31, 2000. The decrease was attributed to the impairment of fixed assets, goodwill and intangible assets during the period.

STOCK-BASED COMPENSATION EXPENSE

    Deferred compensation of $2.2 million and $4.5 million was recorded as an expense during the years ended December 31, 2001 and 2000, respectively. The unamortized balance is being charged to operations over the vesting period of the individual options.

IMPAIRMENT OF FIXED ASSETS

    In the first quarter of 2001, the Company decided to cease operating Webcast Solutions Company, which in September 1999 had been merged with a wholly owned subsidiary of the Company. Webcast Solutions was a streaming media company focused on the global delivery of audio, video and other Internet based interactive media. The total loss recognized as a result of this decision totaled $1.2 million, primarily related to fixed assets deemed to be impaired.

    In February 2000, the Company entered into a software license agreement with Software.com Inc. to purchase for $9 million a non-exclusive and non-transferable license to use Software.com Inc.'s Intermail Mx electronic messaging software during a period of three years. As part of the change in business strategy and focus and to reduce operating costs, the Company decided in September 2001 to terminate the usage of the software and return the license to Software.com Inc. The Company reached an agreement with Software.com Inc. in March 2002. The terms of the settlement require the Company to return all copies of the software by July 2002. A settlement payment of $1.3 million was made in March 2002 to finalize the agreement. As of September 2001, an impairment loss of $2.9 million was recognized to write-off the carrying value of the software. SEE Note 5 of Notes to Consolidated Financial Statements.

IMPAIRMENT OF GOODWILL AND INTANGIBLES

    As of December 31, 2000, the Company determined that the fair market value of certain acquired assets was below their respective carrying values (inclusive of the related goodwill). As a result, the Company recorded a goodwill impairment charge of $37.2 million.

    As of December 31, 2001, the Company determined that all goodwill and intangible assets related to the Internet media business were impaired. The Company recorded a goodwill impairment charge of $11.4 million and an intangible impairment charge of $5.7 million. SEE Note 6 of Notes to Consolidated Financial Statements.

GAIN ON SALE OF INVESTMENT

    In December 2001, the Company sold substantially all of the assets of Cade?, its Brazilian online directory, to Yahoo Brasil Ltda for approximately
$13 million in cash. The Company purchased KD Sistemas (including Cade?) in April 1999. Such amount is included in other current assets at December 31, 2001 and was received in January 2002. The Company realized a gain from this sale of approximately $12.4 million.

LOSS IN UNCONSOLIDATED SUBSIDIARY

    During 2000 the Company acquired a non-controlling 50% interest in Gratis1, Inc. ("G1"), which was subsequently reduced to approximately 48%. G1 was formed to provide free unlimited Internet access to users in Latin America.

    In September 2000, an agreement between the Company and AT&T Global Network Services ("AT&T") to provide Internet access services in Argentina, Brazil, Chile, Colombia and Mexico was assigned to G1. AT&T was entitled to draw upon a $2,800,000 letter of credit, guaranteed by the Company, in the event G1 failed to perform under this agreement. Following payment by G1 of a $1,000,000 debt to AT&T in December 2000, the amount drawable under letter of credit was reduced to $1,800,000. As of September 30, 2001, AT&T had fully drawn down on the letter of credit. Accordingly, during the period ended December 31, 2001, the Company recognized an expense of $1,800,000 related to the guaranty.

IMPAIRMENT OF OTHER ASSETS

    In the fourth quarter of 2001, the Company determined that the long-term investments it had in its books, principally minority investments in other companies, were permanently impaired and recorded an impairment charge of $2 million. In the fourth quarter of 2000, the Company determined that certain long-term assets, principally minority investments in other companies were permanently impaired and recorded an impairment charge of $19.4 million.

INTEREST

    Interest income includes income from our cash and investments. Interest income decreased from $11.1 million for the year ended December 31, 2000 to $3.0 million for the year ended December 31,

2001. The decrease is primarily a result of a decrease in the average cash balances for the year ended December 31, 2001 as compared to December 31, 2000.

    Interest expense decreased from $1.2 million for year ended December 31, 2000 to $925,000 for the year ended December 31, 2001. This decrease is due to the net effect of the decrease in interest related to an equipment lease line that was paid in full during the second quarter of 2001 and the interest expense resulting from the issuance of the Company's common stock in connection with the Gratis 1 transaction. SEE Note 21 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

    Revenues increased to $52.3 million for the year ended December 31, 2000 from $20.1 million for the year ended December 31, 1999. The increase in revenues was primarily due to an increase in the volume of advertising impressions and sponsorships sold. During 2000, we continued to expand our sales force; increase the number of impressions available on our network by adding channels and by increasing our marketing efforts; and expand through acquisitions.

    For the year ended December 31, 2000, no single advertiser accounted for more than 10% of total revenues. For the year ended December 31, 1999, no single advertiser accounted for more than 10% of our total revenues.

    For the year ended December 31, 2000, our top five advertisers accounted for 26% of our total revenues. For the year ended December 31, 1999, our top five advertisers accounted for 16% of our total revenues.

    For the year ended December 31, 2000, we derived approximately
$7.7 million, or 15% of total revenues, from barter advertising arrangements. For the year ended December 31, 1999, we derived approximately $5.5 million, or 27% of total revenues, from barter advertising arrangements. We do not receive any cash payments for these arrangements.

OPERATING EXPENSES

    PRODUCT AND TECHNOLOGY. Product and technology expenses include personnel costs; hosting and telecommunication costs; and content acquisition fees and revenue sharing arrangements related to agreements with third-party content providers under which we pay guaranteed fees and/or a portion of our revenues.

    For the year ended December 31, 2000, product and technology expenses increased to $67.7 million, or 129% of total revenues, from $33.2 million, or 165% of total revenues, for the year ended December 31, 1999. This increase was primarily due to an increase of approximately $18.3 million related to increased staffing levels, approximately $5.6 million to enhance the content and features of the StarMedia network and approximately $6.9 million for hosting costs.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of advertising costs, including the costs of advertisements placed on various television networks under our reciprocal advertising arrangements, salaries and commissions of sales and marketing personnel, public relations costs, and other marketing-related expenses.

    Sales and marketing expenses increased to $77.6 million, or 148% of total revenues, for the year ended December 31, 2000 from $53.4 million, or 266% of total revenues, for the year ended December 31, 1999. The increase in sales and marketing expenses was primarily attributable to expansion of our advertising, public relations and other promotional expenditures related to our branding campaign of approximately $6.1 million, higher personnel expenses, including sales commissions of approximately $9.7 million and an increase in bad debt expense of $6.3 million.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and benefits, costs for general corporate functions, including finance, accounting and facilities, and fees for professional services.

    General and administrative expenses increased to $31.4 million, or 60% of total revenues, for the year ended December 31, 2000, from $15.3 million, or 76% of total revenues, for the year ended December 31, 1999. The increase in general and administrative expenses was primarily due to increased salaries and related expenses associated with the hiring of additional personnel of approximately $5.9 million, additional rental costs and office-related costs of approximately $5.0 million, additional taxes and insurance charges of approximately
$2.2 million and additional legal, tax and audit fees of approximately
$2.5 million.

RESTRUCTURING AND OTHER CHARGES

    Restructuring and other charges for the year ended December 31, 2000 consisted of a charge of $3.9 million associated with the integration of our subsidiaries and a company-wide realignment of business operations.

    Restructuring and other charges for the year ended December 31, 1999 include a one-time charge of $1.6 million related to the acquisitions of WassNet and Webcast Solutions. Since the acquisitions were each accounted for as pooling of interests, these costs were expensed at the close of the transactions.

IMPAIRMENT OF GOODWILL

    In the fourth quarter of 2000, the Company determined that the fair market value of certain acquired assets was below their respective carrying values (inclusive of the related goodwill). As a result, the Company recorded a goodwill impairment charge of $37.2 million. SEE Note 6 of Notes to Consolidated Financial Statements.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses increased to $28.3 million, or 54% of total revenues, for the year ended December 31, 2000 from $6.5 million, or 32% of total revenues, for the year ended December 31, 1999. The increase was attributable to both the addition of $46 million in fixed assets during 2000 and the full-year amortization of goodwill relating to acquisitions made in 1999. As a result of the impairment of goodwill charge, amortization expense for goodwill is expected to be reduced in future periods.

STOCK-BASED COMPENSATION EXPENSE

    Deferred compensation of $4.5 million and $6.4 million was recorded as an expense during the years ended December 31, 2000 and 1999, respectively. The unamortized balance is being charged to the operations over the vesting period of the individual options.

IMPAIRMENT OF OTHER ASSETS

    In the fourth quarter of 2000, the Company determined that certain long-term assets, principally minority investments in other companies were permanently impaired and recorded an additional impairment charge of $19.4 million.

NET INTEREST INCOME

    Net interest income includes income from our cash and investments. Net interest income increased from $5.9 million for the year ended December 31, 1999 to $9.9 million for the year ended December 31, 2000. The increase is primarily a result of an increase in the average cash balances for the year ended
December 31, 2000 as compared to December 31, 1999.

QUARTERLY RESULTS

    The following table sets forth certain unaudited quarterly information for the most recent eight quarters ending with the quarter ended December 31, 2001. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the periods presented. This information should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. Results of operations for any previous fiscal quarter are not indicative of results for the full year or any future quarter.

                                 MAR 31, 2000    MAR 31, 2000    JUNE 30, 2000    JUNE 30, 2000    SEPT 30, 2000    SEPT 30, 2000
                                 -------------   -------------   --------------   --------------   --------------   --------------
                                 AS PREVIOUSLY    AS RESTATED    AS PREVIOUSLY     AS RESTATED     AS PREVIOUSLY     AS RESTATED
                                   REPORTED                         REPORTED                          REPORTED
Statement of Income Data:
Revenues.......................  $ 10,056,000    $  9,861,000     $ 13,764,000     $ 12,021,000     $ 17,146,000     $ 15,929,000
Product & technology...........    15,900,000      15,900,000       19,458,000       19,458,000       16,654,000       16,654,000
Sales & marketing..............    18,587,000      18,587,000       22,274,000       21,190,000       17,348,000       16,971,000
General & administration.......     8,075,000       7,880,000        7,702,000        7,521,000        8,163,000        7,966,000
Restructuring charges..........            --              --               --               --        3,935,000        3,935,000
Depreciation and
  amortization.................     4,544,000       4,544,000        7,289,000        7,289,000        8,120,000        8,120,000
Stock-based compensation
  expense......................     1,212,000       1,212,000        1,108,000        1,108,000        1,149,000        1,149,000
Impairment of goodwill.........            --              --               --               --               --               --
Loss on impairment of fixed
  assets.......................            --              --               --               --               --               --
Loss from operations...........  $(38,262,000)   $(38,262,000)    $(44,067,000)    $(44,545,000)    $(38,223,000)    $(38,866,000)

                                 DEC 31, 2000    DEC 31, 2000
                                 -------------   -------------
                                 AS PREVIOUSLY    AS RESTATED
                                   REPORTED
Statement of Income Data:
Revenues.......................  $ 20,062,000    $ 14,509,000
Product & technology...........    15,658,000      15,658,000
Sales & marketing..............    21,585,000      20,893,000
General & administration.......     7,803,000       8,079,000
Restructuring charges..........            --              --
Depreciation and
  amortization.................     8,342,000       8,342,000
Stock-based compensation
  expense......................     1,050,000       1,050,000
Impairment of goodwill.........    37,170,000      37,170,000
Loss on impairment of fixed
  assets.......................            --              --
Loss from operations...........  $(71,546,000)   $(76,683,000)

                                 MAR 31, 2001    MAR 31, 2001    JUNE 30, 2001    JUNE 30, 2001    SEPT 30, 2001    DEC 31, 2001
                                 -------------   -------------   --------------   --------------   --------------   -------------
                                 AS PREVIOUSLY    AS RESTATED    AS PREVIOUSLY     AS RESTATED
                                   REPORTED                         REPORTED
Statement of Income Data:
Revenues.......................  $ 16,039,000    $  8,871,000     $ 14,204,000     $  6,289,000     $  4,600,000    $  3,614,000
Product & technology...........    14,542,000      14,542,000       14,234,000       14,234,000       11,468,000      11,059,000
Sales & marketing..............    19,664,000      17,472,000       15,626,000       12,498,000        8,558,000       6,798,000
General & administration.......     7,674,000       9,158,000        7,472,000        7,946,000        6,197,000       4,918,000
Restructuring charges..........            --              --       15,456,000       15,351,000        9,251,000       1,628,000
Depreciation and
  amortization.................     5,739,000       5,739,000        7,100,000        6,939,000        7,383,000       4,994,000
Stock-based compensation
  expense......................       715,000         715,000          683,000          683,000          491,000         329,000
Impairment of goodwill.........            --              --               --               --       11,405,000       5,657,000
Loss on impairment of fixed
  assets.......................            --       1,153,000               --               --        2,934,000              --
Loss from operations...........  $(32,295,000)   $(39,908,000)    $(46,367,000)    $(51,362,000)    $(53,087,000)   $(31,769,000)

LIQUIDITY AND CAPITAL RESOURCES

    To date, we have financed our operations primarily through the sale of our equity securities. As of December 31, 2001, we had $21.6 million in cash and cash equivalents, a decrease of $71.8 million from December 31, 2000. We have never been profitable and we expect to continue to incur operating losses in the future. We will need to generate significant revenues to achieve profitability and to be able to continue to operate. The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued their report dated June 21, 2002 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The Company's historical sales are limited and it has been necessary to rely upon financing from sale of equity securities to sustain operations. The

Company might find it necessary to rely upon financing from debt, if made available, or on the sale of equity securities to continue to sustain its operations and to be able to meet its cash demands. There can be no assurance that the Company will obtain such additional capital or that such additional financing will be sufficient for the Company's continued existence. Furthermore, there can be no assurances that the Company will be able to generate sufficient revenues from the operation of the mobile solutions business to meet the Company's obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. SEE "Item 1, Business--Going Concern".

    During the year ended December 31, 2001, we used $88.4 million cash in operating activities, mostly related to our $165.6 million loss during 2001, which included non-cash activities such as $23.2 million in impairments of goodwill and other assets, $25.1 million for depreciation and amortization, $12.5 million in loss on disposal of assets, $12.7 million in provision for bad debts, $2.2 million for amortization of stock-based compensation and $11.4 million for write-off of officer loans. During the year ended
December 31, 2000, we used $118.1 million in operating activities, mostly related to our $210.8 million loss during 2000 which included non-cash activities such as $56.5 million in impairments of goodwill and other assets, $28.3 million in depreciation and amortization and $4.5 million for amortization of stock-based compensation. During the year ended December 31, 1999, we used $80.0 million in operating activities, mostly related to our $90.7 million loss during 1999 which included non-cash activities such as $6.5 million in depreciation and amortization and $6.4 million for amortization of stock-based compensation.

    For the year ended December 31, 2001, we used $12.4 million in investing activities, including $8.1 million for the purchase of fixed assets, $4.9 million in connection with acquisitions and related costs, $6.9 million in loans to officers, offset by a release of a restricted security deposit of $5 million. For the year ended December 31, 2000, we used $66.5 million in investing activities, including $4.1 million for investments and other long-term assets, $45.2 million for fixed assets, $10.6 million in connection with acquisitions and related costs and $4.6 million in loans to officers. For the year ended December 31, 1999, we used $48.8 million in investing activities, including $21.6 million for investments and other long-term assets, $18.7 million for fixed assets and $6.4 million in connection with acquisitions and related costs.

    Net cash provided by financing activities was $30.9 million for the year ended December 31, 2001, $4.2 million for the year ended December 31, 2000 and $350.7 million for the year ended December 31, 1999. In April and May 1999, we completed the sale of 3,727,272 shares of our common stock for $41 million. In May 1999, we raised approximately $110.4 million, net of underwriting discounts and commissions and related expenses, from the initial public offering of shares of our common stock. In October 1999, we raised approximately $192.1 million net of underwriting discounts and commissions and related expenses, from a follow-on public offering of our common stock. We obtained a $12 million line of credit in 1999. During the quarter ended June 30, 2001, the Company issued 1,431,373 shares of its Series A Convertible Preferred Stock at a price of $25.50 per preferred share to BellSouth and certain other investors resulting in total proceeds of $35.1 million to the Company, net of issuance costs of approximately $1.4 million. The shares are convertible into 14,313,730 shares of the Company's common stock at any time at the option of the holder. After 60 months from the date of issuance, the Company shall redeem the Series A Convertible Preferred Stock for cash or shares of the Company's common stock, in an amount equal to $36.5 million, plus accrued dividends thereon. Dividends accrued at 6% per annum and totaled $1.3 million during the year ended December 31, 2001. The carrying value of the Series A Convertible Preferred Stock is being accreted up to its redemption value over 60 months using the effective interest method. Such accretion was $144,000 during the year ended December 31, 2001. In addition, in connection with the BellSouth Strategic Agreement entered into concurrently with the sale of Series A Convertible Preferred Stock, the Company agreed to issue warrants to BellSouth to purchase up to 4,500,000 shares of the Company's common stock, with exercise prices ranging from $4.55 to $8.55 per share that vest in

May 2002 and expire during the period from May 2005 through May 2007. These warrants were valued, by an independent appraiser, at approximately
$2.2 million and are being amortized over 60 months. SEE Note 8 of Notes to Consolidated Financial Statements.

    Our principal commitments consist of obligations outstanding under operating leases.

    Our capital requirements depend on our revenue growth, our operating structure and the amount of resources we devote to investments in the growth of our integrated mobile operations.

    We have experienced a substantial decrease in our capital expenditures and operating lease arrangements during the year, consistent with the realignment of our operations.

    Following the Company's announcement of plans to restate its financial statements, The Nasdaq Listing Qualifications Department determined to halt trading of the Company's common stock on The Nasdaq National Market prior to the market opening on November 19, 2001. Subsequently, delisting proceedings were commenced due to the Company's failure to file a Report on Form 10-Q for the period ended September 30, 2001, and effective as of the opening of business on February 1, 2002, the Company's common stock was de-listed from The Nasdaq Stock Market. Since the delisting, the Company's shares of common stock have been traded on the over-the-counter securities market (OTC). The Company has used Pink Sheets LLC's electronic quotation system occasionally to obtain stock price information for its common stock. However, there are limited historical quotations provided by Pink Sheets LLC with respect to the price per share of the Company's common stock during the first and second quarters of 2002 and the Company has not collected daily quotations.

ADDITIONAL UNCERTAINTIES

    In May 2001, the Company entered into a Grant Disbursement Agreement with the New York State Urban Development Corporation d/b/a/ Empire State Development Corporation (ESDC) whereby the Company received a grant of up to $500,000 to be used for acquisition of machinery and equipment associated with office expansion. Under this grant, the Company had to achieve certain employment goals from January 1, 2002 throughout January 1, 2007 in order to be in full compliance with the agreement. The Company is currently in default of the agreement and has commenced communications with the ESDC to be able to determine how to cure this default.

    In December 1999 the Company entered into a into a lease agreement with the New York City Industrial Development Agency (NYCIDA) for the purposes of obtaining financial assistance in the form of sales tax exemptions to be able to acquire and install machinery and equipment free of sales tax in certain leased premises maintained by the Company. Under this agreement, the Company had to maintain a certain number of employees in order to avoid forfeiture and recapture of sales tax benefits previously used. The Company is currently in default of the agreement and has commenced communications with the NYCIDA to be able to determine how to cure this default.

    As part of its efforts to reduce its costs and scale back its operations, the Company has engaged and continues to engage in discussions to terminate relationships with a number of its suppliers. Generally the Company proposes to make a settlement payment in exchange for receipt of a full release from future obligations from the supplier. In some cases the Company withholds payments due under the contracts in question pending agreement on a final settlement. In response its suppliers may commence or threatened to commence legal proceedings. The amounts paid by the Company vary by supplier depending on the underlying contractual commitments and performance. Within the past twelve months the Company has reached settlement agreements of this nature with a number of such suppliers. The Company is currently engaged in discussions of this nature with several other suppliers.

FUTURE OUTLOOK

    The realignment that the Company has been undertaking has significantly impacted the Company's operations and business strategy. Currently, the Company's focus is on the development of its mobile solutions business. The Company's revenues in the future will be generated principally from this business. As a result, historical financial data will not be relevant and should not be used as an indication of our future performance. Management believes that the realignment was necessary in order to preserve the Company's prospects for profitability. However, the success of our mobile business solutions strategy is contingent on the success of our realignment and on other market factors that are out of the control of the Company. We expect to continue to generate losses. Currently our cash is very limited and it may not be sufficient to fund future operations. Therefore, we may have future capital requirements. SEE "Risk Factors".

INFLATION AND FOREIGN CURRENCY EXCHANGE RATE LOSSES

    To date, our results of operations have not been impacted materially by inflation in countries in which we do business. Although a substantial portion of our revenues is denominated in U.S. dollars, an increasing percentage of our revenues are denominated in foreign currencies. As a result, our revenues may be impacted by fluctuations in these currencies and the value of these currencies relative to the U.S. dollar. In addition, a portion of our monetary assets and liabilities and our accounts payable and operating expenses are denominated in foreign currencies. Therefore, we are exposed to foreign currency exchange risks. Revenues derived from foreign currencies, however, historically have not comprised a material portion of our revenues. As a result, we have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. We may, however, choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Company continues to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the footnotes to the audited Consolidated Condensed Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

    The Company's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue, bad debts, intangible assets, restructuring, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    Revenue is recognized when the earnings process is complete, as evidenced by an agreement between the customer and the Company, when delivery has occurred or services have been rendered and when collection is probable. The Company's revenue recognition policy is discussed in Note 1 of the Notes to Consolidated Financial Statements. The recognition of revenue in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of revenue. We recognize revenue when earned as services are provided throughout the life of each contract with a customer. The majority of our revenues are invoiced on a monthly basis. Estimates related to the recognition of revenue include the recognition of barter revenue and the allocation of revenue across the various deliverables of multiple element revenue arrangements. We record deferred revenue for billings in excess of revenues recognized.

    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company uses the direct write-off method to record bad debt expense. The Company performs regular analyses on its accounts receivable balances and determines what accounts receivable to write-off after information is received and indications exist that the specific account receivable is no longer collectible. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

    The Company assesses the fair value and recoverability of its long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and goodwill is dependent upon the forecasted performance of our business, changes in the mobile solutions business and the overall economic environment. When the Company determines that the carrying value of our long-lived assets and goodwill may not be recoverable, we measure any impairment based upon a forecasted discounted cash flow method. If these forecasts are not met, we may have to record additional impairment charges not previously recognized. For the period ended December 31, 2001, all goodwill related to the Internet media business was written-off by the Company. The impairment charge recognized by the Company totaled $11.4 million. SEE Note 6 of Notes to Consolidated Financial Statements.

    The Company periodically records the estimated impact of various conditions, situations or circumstances involving uncertain outcomes. The Company accounts for these contingencies as prescribed by SFAS No. 5 "Accounting for Contingencies". The Company uses its best judgment to determine the estimate of these contingencies. The Company adjusts these reserves to account for ongoing issues and changes in circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

    Our Board of Directors currently consists of three persons. The following information with respect to the principal occupation or employment, other affiliations and business experience during the last five years of the directors has been furnished to the Company by such directors. Except as indicated, the directors have had the same principal occupation for the last five years.

    DOUGLAS M. KARP, 47, has been a director of the Company since
September 1998. Mr. Karp has served as the managing partner of Pacific
Partners LLC, a private equity and advisory firm, since August 2000. Prior to joining Pacific Partners, he was a Managing Director and a member of the Operating Committee of E.M. Warburg, Pincus & Co., LLC from 1991 to 2000. Prior to joining Warburg, Pincus, Mr. Karp was a Managing Director of Mergers and Acquisitions at Salomon Brothers Inc. from 1989 to 1991 and a manager with the Boston Consulting Group and founder of its New York office. Mr. Karp is a member of the Boards of Directors of Primus Telecommunications Group and several private companies. Mr. Karp received a B.A. from Yale University and a J.D. from Harvard Law School.

    SUSAN L. SEGAL, 49, has been a director of the Company since July 1997 and has been acting Chairman of the Board since November 2001. Ms. Segal is currently the Managing Member of Inspiration Partners LLC and a consultant for J.P. Morgan Partners. Ms. Segal previously served as Partner of J.P. Morgan Partners from 1996 until June 2002. At that firm, she was the Latin American Group Head from December 1996 until January 2001. From 1992 to 1996, Ms. Segal was a Senior Managing Director at Chase Securities Inc. responsible for Emerging Markets Investment Banking. She has more than 20 years of experience in emerging markets, particularly Latin America, where her responsibilities have included trading, capital markets and sovereign debt rescheduling. Ms. Segal is a member of the Council on Foreign Relations, the Advisory Board of Endeavor and the boards of directors of the Tinker Foundation and the Americas Society.
Ms. Segal received an M.B.A. from Columbia University and a B.A. from Sarah Lawrence College.

    FREDERICK R. WILSON, 40, has been a director of the Company since
July 1997. Mr. Wilson is currently Managing Partner of Flatiron Partners, a venture capital firm focused on early-stage, Internet-focused investments, as well as the Flatiron Fund 1998/99, Flatiron Fund, Flatiron Fund 2000, Flatiron Associates and is a general partner in F.J. Wilson Partners. Prior to founding Flatiron Partners in July 1996, Mr. Wilson was associated with Euclid Partners from 1986 to 1996. Mr. Wilson is a member of the Board of Directors of TheStreet.com, ITXC Corporation and a number of privately held companies. He received an M.B.A. from The Wharton School of Business at The University of Pennsylvania and a S.B. from the Massachusetts Institute of Technology.

    Directors currently do not receive a stated salary from the Company for their service as members of the Board of Directors. By resolution of the Board, they may (but do not) receive a fixed sum and reimbursement for expenses in connection with their attendance at Board and committee meetings. We currently do not provide additional compensation for committee participation or special assignments of the Board of Directors. Our Directors typically are granted options to purchase shares of common stock each fiscal year. However, during the 2001 Fiscal Year, our non-management directors did not receive any grants of options to purchase shares of common stock.

EXECUTIVE OFFICERS

    The following individuals were serving as executive officers of the Company on July 1, 2002:

NAME                             AGE            POSITION WITH THE COMPANY
----                           --------   -------------------------------------
Jose Manuel Tost.............     41      President

Jorge Rincon.................     31      Chief Operating Officer

Ana Maria Lozano-Stickley....     38      Chief Financial Officer

Michael Hartman..............     38      General Counsel and Secretary

    JOSE MANUEL TOST, 41, has been President of the Company since April 2002. Prior to his appointment as President, Mr. Tost served as the Company's Chief Operating Officer from December 2001 until April 2002 and Senior Vice President, Product Marketing and Operations from July 2001 until December 2001. Mr. Tost joined the Company in July 2001. Prior to that time, Mr. Tost spent over five years, from 1996 until 2001, at TelCel/BellSouth working in a variety of management roles, the most recent of which was General Manager of Technology. In addition, Mr. Tost was General Manager of T-NET, an Internet service provider, and T-DATA, a private network operator, each of which is a division of TelCel/BellSouth. Mr. Tost previously served as Vice President of Operations of Cadtronic Consulting Services, a management and engineering consulting firm, advisor to an investment banking firm, and General Manager for a consulting firm that specializes in high-tech industries. Mr. Tost holds a Bachelor of Science and a Master of Science in Engineering Technology from the University of Central Florida.

    JORGE RINCON, 31, has been Chief Operating Officer of the Company since April 2002. Prior to his appointment as Chief Operating Officer, Mr. Rincon has served as Chief Technology Officer of the Company from December 2001 until April 2002 and as Senior Vice President, Product Engineering Solutions from
July to December 2001; prior to that he served as Senior Director, Product Development of StarMedia Mobile (USA), from October 1999 until July 2001, and was responsible for overseeing The Company's mobile technologies. Mr. Rincon joined the Company in October 1999. Prior to joining the Company, from January 1996 Mr. Rincon was a founding member and Vice President of Operations for PageCell International Holdings, Inc., a company acquired by the Company to be the cornerstone of its mobile solutions business. Mr. Rincon studied Systems Engineering at the Universidad Metropolitana in Caracas, Venezuela, and holds an Industrial Engineering and Information Systems degree from Northeastern University.

    ANA MARIA LOZANO-STICKLEY, 38, has been Chief Financial Officer of the Company since May 2002. In January 2002, Ms. Lozano-Stickley joined the Company as a consultant acting as its Vice President of Accounting and Administration. From August 2000 to December 2002, Ms. Lozano-Stickley was Vice President of Finance for SportsYa!, a sports media company focused on the Hispanic market in the U.S., Latin America and Spain. From May 1999 to June 2000,
Ms. Lozano-Stickley was Vice President of Finance for Espanol.com, Inc., a B2C e-commerce site targeting its products to the Hispanic market in the U.S. and Latin America. From May 1998 to April 1999, Ms. Lozano-Stickley was International Controller for General Cinemas Corporation, a leading motion picture exhibitor in the U.S. and Latin America. Ms. Lozano-Stickley is a Certified Public Accountant and holds a Bachelor of Science in Business Administration from Boston University with a dual concentration in accounting and finance.

    MICHAEL HARTMAN, 38, has been General Counsel and Secretary of the Company since November 2001. Prior to his appointment, Mr. Hartman had been the Company's Assistant General Counsel since joining the Company in July 2000. From November 1994 to June 2000 Mr. Hartman was an associate in the Corporate Department of Debevoise & Plimpton, where he focused in transactions in Latin America and the Iberian Peninsula. He received a J.D. from the Columbia University School of Law, an M.A. from the University of California at Berkeley, and a B.A. from the University of Michigan.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the total compensation paid for each of the three years ended December 31, 1999, 2000 and 2001, respectively, to the individuals who served as our chief executive officer in 2001. The table also includes information regarding each of our other most highly compensated executive officers in 2001 who were executive officers as of the end of fiscal year 2001 and who earned greater than $100,000, of which there were two officers. In addition, we have included information regarding two individuals who would have been among our most highly compensated officers except that they were not serving as executives at the end of fiscal year 2001. Finally, we have voluntarily disclosed this information for our current President. We refer to these individuals collectively as our "Named Executive Officers".

                           SUMMARY COMPENSATION TABLE

                                                        ANNUAL              LONG-TERM
                                                    COMPENSATION(1)        COMPENSATION
                                                  -------------------   AWARDS: SECURITIES    ALL OTHER
NAME AND PRINCIPAL POSITION              YEAR      SALARY     BONUS     UNDERLYING OPTIONS   COMPENSATION
---------------------------            --------   --------   --------   ------------------   ------------
Jose Manual Tost,
President(2).........................    2001     $ 46,753   $ 50,000               --                --
                                         2000           --         --               --                --
                                         1999           --         --               --                --
Enrique Narciso,
Chief Executive Officer and
  President(3).......................    2001      207,483    200,000               --                --
                                         2000      164,074         --          350,000                --
                                         1999       29,593         --           35,000                --
Fernando Espuelas,
Chief Executive Officer(4)...........    2001      209,168         --               --        $  653,746(5)
                                         2000      165,000    300,000        1,000,000                --
                                         1999       98,152    300,000        1,687,500                --
Jorge Rincon,
Chief Operating Officer(6)...........    2001      156,969     50,000               --                --
                                         2000      123,008      3,382           55,000                --
                                         1999       22,443         --           10,000                --
Michael Hartman,
General Counsel(7)...................    2001      136,093     45,000           25,000                --
                                         2000       57,291     30,000          125,000                --
                                         1999           --         --               --                --
Adriana Kampfner,
Senior Vice President, Global
  Sales(8)...........................    2001      220,000         --               --         1,233,311(9)
                                         2000      200,804         --          330,000                --
                                         1999      155,833     50,000          171,000                --
Betsy Scolnik,
Executive Vice President(10).........    2001      218,302         --               --                --
                                         2000      214,420         --          375,000                --
                                         1999      149,166     50,000          186,000                --

------------------------

 (1) In accordance with the rules of the Securities and Exchange Commission, compensation in the form of perquisites and other personal benefits has been omitted for our Named Executive Officers because the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for each Named Executive Officer in 2001.

 (2) Mr. Tost joined the Company in July 2001. He was appointed President of the Company in April 2002.

 (3) Mr. Narciso joined the Company in October 1999. He was appointed President in June 2001 and Chief Executive Officer in August 2001. He resigned from the Company in April 2002.

 (4) Mr. Espuelas is a founder of the Company. He was Chief Executive Officer of the Company until August 2001, at which time he resigned from the Company.

 (5) This amount includes: (i) a one-time payment of $650,000 by the Company to Mr. Espuelas in connection with the termination of his employment in August 2001; and (ii) payment of post-termination medical and dental premiums totaling $3,746.

 (6) Mr. Rincon joined the Company in October 1999. He was appointed Chief Technology Officer of the Company in December 2001 and subsequently appointed Chief Operating Officer of the Company in April 2002.

 (7) Mr. Hartman joined the Company in July 2000. He was appointed General Counsel in November 2001.

 (8) Ms. Kampfner served as Senior Vice President, Global Sales and Strategy and President of StarMedia Mexico until her departure in December 2001.

 (9) This amount includes: (i) $1,144,197, inclusive of interest, on the line of credit forgiven by the Company; (ii) $24,947 associated with the Company's forgiveness of the remaining balance of Ms. Kampfner's American Express Corporate Credit Card; and (iii) a one-time payment of $64,167 by the Company to Ms. Kampfner in connection with the termination of her employment in December 2001.

 (10) Ms. Scolnik served as the Company's Executive Vice President at the time of her departure in December 2001.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth grants of stock options for the year ended December 31, 2001 to our Named Executive Officers. We have never granted any stock appreciation rights. The potential realizable value is calculated based on the term of the option at the time of grant. It is calculated assuming that the fair market value of common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. The percentage of total options granted to employees in 2001 is based on options to purchase an aggregate of 289,500 shares of common stock granted during 2001 under our 1998 Plan and 2000 Plan to our employees, consultants and directors.

                                     OPTION GRANTS IN LAST FISCAL YEAR:
                                             INDIVIDUAL GRANTS
                              ------------------------------------------------
                                           PERCENT OF
                                             TOTAL                               POTENTIAL REALIZABLE VALUE AT
                              NUMBER OF     OPTIONS     EXERCISE                    ASSUMED ANNUAL RATES OF
                              SECURITIES   GRANTED TO     PRICE                  STOCK PRICE APPRECIATION FOR
                              UNDERLYING   EMPLOYEES       PER                            OPTION TERM
                               OPTIONS     IN FISCAL      SHARE     EXPIRATION   -----------------------------
NAME                           GRANTED      YEAR (%)    ($/SHARE)      DATE           5%              10%
----                          ----------   ----------   ---------   ----------   -------------   -------------
Jose Manual Tost............        --            --         --            --            --              --

Enrique Narciso.............        --            --         --            --            --              --

Fernando Espuelas...........        --            --         --            --            --              --

Jorge Rincon................        --            --         --            --            --              --

Michael Hartman.............    25,000       8.63557      $1.91       1/10/11       $30,750         $81,500

Adriana Kampfner............        --            --         --            --            --              --

Betsy Scolnik...............        --            --         --            --            --              --

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
  VALUES

    The following table provides information about stock options held as of December 31, 2001 by our Named Executive Officers. The value of unexercised in-the-money options at fiscal year-end is based on the market price of $.36 per share, which was the average of the high and low selling price per share of the Company's common stock on The Nasdaq National Stock Market on November 16, 2001, the last day our shares were traded in the 2001 Fiscal Year, less the exercise price payable for such shares.

                            NUMBER OF                   NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                             SHARES                    UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS AT
                            ACQUIRED               OPTIONS AT FISCAL YEAR-END(#)        FISCAL YEAR END($)(1)
                               ON        VALUE     ------------------------------   ------------------------------
NAME                        EXERCISE    REALIZED   EXERCISABLE      UNEXERCISABLE   EXERCISABLE      UNEXERCISABLE
----                        ---------   --------   -----------      -------------   -----------      -------------
Jose Manual Tost..........        --         --            --                --            --                --

Enrique Narciso...........        --         --       208,528           176,472            --                --

Fernando Espuelas.........        --         --     3,437,500                --            --                --

Jorge Rincon..............        --         --        36,456            28,544            --                --

Michael Hartman...........        --         --        68,748            81,252            --                --

Adriana Kampfner..........        --         --       302,152                --            --                --

Betsy Scolnik.............        --         --       300,484                --            --                --

------------------------

(1) None of the options were in-the-money as of December 31, 2001.

EMPLOYMENT AND SEPARATION AGREEMENTS

    On January 31, 2001, the Company amended the letter of credit agreement with Fernando J. Espuelas, the Company's former Chief Executive Officer. This amendment increased the line of credit granted to him to the lesser of $4,000,000 or the market value of shares of the Company's common stock held as collateral. Interest accrued at 6.75% per annum. SEE "Certain Relationships and Related Transactions" for more information.

    On August 7, 2001, the Company entered into a separation and release agreement with Fernando J. Espuelas, the Company's former Chief Executive Officer, under which he ceased his employment with the Company. The separation and release agreement superceded
Mr. Espuelas' employment agreement with the Company. Under the agreement,
(i) Mr. Espuelas received a one-time payment of $650,000, which was paid in August 2001, and payment of medical and dental premiums through February 2003, and (iii) the Line of Credit provided to Mr. Espuelas under certain agreements dated December 28, 2000 (as amended on January 31, 2001) remained in full force and effect in accordance with its terms. Even though the Line of Credit remained intact under the agreement, Mr. Espuelas agreed not to draw down any additional amounts thereunder. Mr. Espuelas agreed to remain the Chairman of the Company's Board of Directors, until November 15, 2001, at which time he resigned from such position. Mr. Espuelas remained as a director of the Company until July 1, 2002, at which time he resigned.

    In September 2001 the Company entered into an employment agreement with Mr. Enrique Narciso, who had previously been appointed as President and CEO of the Company. Under the terms of this agreement, Mr. Narciso was to be paid an initial annual base salary of $250,000, as well as signing bonus of $100,000 and a performance bonus of $100,000 payable on December 31, 2001 if Mr. Narciso continued to be employed by the Company on that date. In addition, under the agreement Mr. Narciso would be paid a bonus payable in the event of a "company sale" (as defined in the agreement) in the amount of 0.5-1.0% of the proceeds from the sale, depending on a number of factors, and subject to a minimum bonus payment of $425,000. The agreement also obligated the Company to issue to Mr. Narciso options to purchase up to 1,500,000 shares of the Company's common stock, one-third of which options would vest on the first three anniversaries of the agreement. In the event of a company sale, 50% of the unvested options granted to Mr. Narciso would vest. In the event that Mr. Narciso was terminated other than for cause or constructively discharged (as defined in the agreement), Mr. Narciso would be entitled to a severance payment of $425,000.

    On December 27, 2001, the Company entered into a separation agreement with Ms. Kampfner covering the terms of her resignation as Senior Vice President, Global Sales and Strategy on December 31, 2001. This agreement provided that
(1) the Company would pay Ms. Kampfner a one-time payment of $64,167, (2) the Company was obligated to pay Ms. Kampfner any unpaid salary through the date of separation and all reasonable unpaid expenses incurred in connection with service on or prior to the separation date, and (3) on the separation date, the Company would forgive the remaining balance of her American Express Corporate Credit Card balance pursuant to the Capital Reimbursement Agreement of July 6, 2001. On the separation date, that amount was $24,947.33. The agreement also provided that the line of credit provided pursuant to the letter of credit agreement dated December 28, 2000 between Ms. Kampfner and the Company was terminated as of the separation date.

    On April 19, 2002 the Company and Enrique Narciso entered into an agreement setting out the terms on conditions of Mr. Narciso's resignation as CEO, President and director of the Company. Under this agreement, the Company paid Mr. Narciso $75,000 and agreed to provide continued health insurance coverage for one year in consideration for Mr. Narciso's cooperation in transitioning to a new management team and contacting existing customers and vendors of the Company in order to facilitate the transition.

    On May 2, 2002, the Company entered into bonus and severance retention agreements (the "Severance Agreements") with various executive officers, including Mr. Tost, Mr. Rincon and Mr. Hartman (each an "Executive"). The general terms of the Severance Agreements provide that (1) if the Executive is terminated "For Cause," as defined in the Severance Agreements or if the Executive voluntarily terminates his or her employment and is not "Constructively Discharged," as defined in the Severance Agreements, the Company is only responsible for payment of compensation due to the Executive through the last day worked; and (2) the Severance Agreements are valid for a term of one year after May 2, 2002. The Severance Agreements also provide for performance and retention bonuses to be paid on July 10, 2002 and January 10, 2003 in the amount of (1) $47,500 for Mr. Tost; (2) $47,500 for Mr. Rincon and (3) $45,000
for Mr. Hartman, provided that the Executive is employed by the Company on the date of payment. Additionally, the Severance Agreements provide for a severance payment if the Executive is terminated for a reason other than For Cause or Constructive Discharge in the amount of
(1) $95,000 for Mr. Tost; (2) $95,000 for Mr. Rincon and (3) $90,000 for
Mr. Hartman.

COMPENSATION COMMITTEE REPORT

    The Compensation Committee of the Board of Directors reviews and makes recommendations to the Board of Directors regarding the Company's compensation policies and all terms of compensation to be provided to our executive officers and directors. In addition, the Compensation Committee reviews the policies underlying bonuses and stock compensation arrangements for all of our other employees. The Board of Directors has reviewed and is in accord with the compensation paid to executive officers in the 2001 Fiscal Year and with the Company's other compensation policies.

    GENERAL COMPENSATION POLICY. The Company's compensation philosophy and policy is intended to attract and retain top managerial talent to lead the Company through the use of competitive compensation packages that seek to motivate superior performance. In addition, the Compensation Committee believes that it is appropriate to align the financial interests of management with those of stockholders of the Company by offering employees equity-based incentives under appropriate circumstances. In determining the level of executive compensation, the Compensation Committee evaluates whether the compensation awarded to an executive is competitive with compensation awarded to executives holding similar positions within and outside the industry, combined with an evaluation of the executive's individual performance.

    The elements of total compensation for the Company's executive officers include annual salary, annual performance bonus and long-term stock-based incentives. In general, each year the Compensation Committee reviews base salaries for executive officers for appropriateness, establishes performance factors, based on individual and Company-wide performance. The Committee believes that the use of long-term incentives provided through stock options grants to incentivise senior executives and further link the interests of these individuals who lead the Company with those of the Company's stockholders is crucial to the future success of the Company and the long-term creation of stockholder value. However, given the decline in the Company's stock price and the suspension of trading and delisting of the Company's common shares on Nasdaq National Market, the Compensation Committee generally placed less emphasis on the granting of long-term stock-based incentives than in prior years. To this end, the Company granted stock options covering 25,000 shares of the Company's Common Stock to executive officers in the 2001 Fiscal Year. In considering the number of options to be granted, the Compensation Committee may consider a number of factors, including unvested options held by an executive officer, although it does not adhere to specific guidelines as to the relative option holdings of the Company's executive officers.

    In recognition of the significant contribution of the officers to the success of the Company, and in order to ensure the continued retention of these key employees into the future, in May 2002 the Company has entered into retention and severance agreements with certain of our executive officers. The compensation package set forth in each agreement reflects the Compensation Committee's compensation philosophy and policy as described above. See "Employment and Separation Agreements."

    CEO COMPENSATION. Consistent with the Compensation Committee's general compensation philosophy for the Company's executives, the Compensation Committee seeks to achieve two objectives: (i) establish a level of base salary competitive with that paid by companies within the industry which are of comparable size to the Company and by companies outside of the industry with which the Company competes for executive talent, and (ii) make a significant percentage of the total compensation package contingent upon the Company's performance and stock price appreciation, where appropriate.

    FERNANDO ESPUELAS. Fernando Espuelas was CEO of the Company until his resignation in August 2001. Under the terms of his December 27, 2000 employment agreement with the Company, Mr. Espuelas was granted a base salary of $350,000 per annum and a performance bonus of at least $150,000 payable after the end of the year if he satisfied mutually agreed on performance criteria. In addition, Mr. Espuelas was granted a $1,000,000 Line of Credit, which was required to be guaranteed to the extent permitted by Regulation U by shares of the Company's common stock, and was otherwise non-recourse to him. On January 31, 2001 the amount of the available line of credit was extended to $4,000,000. As of Mr. Espuelas' resignation as CEO, he had received a total of $209,168 in base salary payments in 2001 and approximately $2,875,216 (principal and interest) was outstanding under his Line of Credit. He was not paid any portion of the performance bonus.

    During the 2001 Fiscal Year, the Committee reviewed the status of Mr. Espuelas' option holdings based on a review of option holdings by individuals in comparable positions in comparable companies. There were no options granted to Mr. Espuelas in 2001.

    ENRIQUE NARCISO.  In August 2001 the board of directors appointed
Mr. Enrique Narciso as CEO of the Company in replacement of Mr. Fernando Espuelas. In recognition of the significant contribution of Mr. Narciso to the success of the Company, and in order to ensure the continued retention of Mr. Narciso into the future, the Company entered into an employment agreement with him at the time he was appointed CEO. The compensation package set forth in the agreement reflects the Compensation Committee's compensation philosophy and policy as described above. See "Employment and Severance Agreements." The base salary established for Mr. Narciso on the basis of the foregoing criteria was intended to provide a level of stability and certainty each year. Accordingly, this element of compensation was not affected to any significant degree by Company performance factors. In accordance with these objectives, under his employment agreement with the Company Mr. Narciso was granted a base salary of $250,000, a one-time signing bonus of $100,000 payable within five days of the execution of his employment agreement and a discretionary employment bonus of $100,000 payable if he continued to be employed by the Company as of December 31, 2002. During 2001, the Company paid him $207,483 of salary. The Company also paid him the agreed signing and performance bonuses in respect of 2001.

    Upon Mr. Narciso's appointment as CEO, the Committee reviewed the status of his option holdings based on a review of option holdings by individuals in comparable positions in comparable companies, and based on a desire to maximize stockholder value by directly linking Mr. Narciso's compensation to the achievement of a higher stock price for the Company's common stock. Accordingly, the Company agreed to grant Mr. Narciso options to purchase 1,500,000 shares of the Company's common stock that would vest ratably over a three-year period. However, such options were not granted to him as of the date of his resignation from the Company in April 2002. In addition, in light of the possibility of a restructuring or sale of the Company following Mr. Narciso's appointment, Mr. Narciso was guaranteed certain compensation in the event of a "change of control" and certain other circumstances, none of which occurred during the term of his employment agreement.

    COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(M). Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of the corporation's executive officers. The limitation applies only to compensation which is not considered to be performance-based. The non-performance based compensation paid to the Company's executive officers for the 2001 Fiscal Year did not exceed the $1 million limit per officer, nor is it expected that the non-performance based compensation to be paid to the Company's executive officers for fiscal year 2001 will exceed that limit. Because it is very unlikely that the cash compensation payable to any of the Company's executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any other action to limit or restructure the elements of cash compensation payable to the Company's executive officers. The Compensation Committee has stated that it will reconsider this decision should the individual compensation of any executive officer ever approach the $1 million level.

    The directors who currently comprise the Compensation Committee are Frederick R. Wilson, Susan Segal, who joined the Committee in August 2001, and Douglas M. Karp, who joined the Committee in November 2001.

Respectfully submitted,

Frederick R. Wilson
Susan Segal
Douglas M. Karp

PERFORMANCE GRAPH

    The following graph compares the cumulative return on shares of the Company's Common Stock to such return for The Nasdaq National Market (U.S.) Index and the J.P. Morgan H&Q Internet Index, for the period commencing on May 25, 1999, the date on which the Company's Common Stock first traded on The Nasdaq National Market through December 31, 2001, except that information provided with respect to the Company's common stock is provided only through November 16, 2001, the date on which trading of shares of the Company's Common Stock on The Nasdaq National Market was suspended. SEE "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters". This chart assumes
(i) $100 was invested on May 25, 1999 and (ii) reinvestment of dividends.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

   DATE      STARMEDIA NETWORK, INC.  JP MORGAN H&Q INTERNET  NASDAQ NATIONAL MARKET - U.S.
5/25/99                          100                     100                            100
May-99                         392.5                  108.12                         103.76
Jun-99                         427.5                  116.88                         112.82
Jul-99                         287.5                  103.09                         110.82
Aug-99                        257.92                  108.53                         115.06
Sep-99                        244.79                  120.14                         115.34
Oct-99                        191.67                  132.84                         124.59
Nov-99                        198.33                  167.42                         140.12
Dec-99                        267.08                  232.57                         170.91
Jan-00                        214.17                  218.05                          165.5
Feb-00                        313.33                  277.22                         197.27
Mar-00                        200.42                  242.92                         192.06
Apr-00                        145.83                  183.07                         162.15
May-00                        119.58                  154.01                         142.84
Jun-00                        125.83                  180.21                         166.58
Jul-00                        100.83                  168.96                         158.22
Aug-00                         56.67                  196.03                         176.67
Sep-00                            50                  173.36                         154.26
Oct-00                         40.83                  146.88                         141.53
Nov-00                         20.83                   97.94                         109.12
Dec-00                          12.6                   89.48                         103.76
1-Jan                          30.42                  100.27                         116.46
1-Feb                             20                    70.8                          90.38
1-Mar                             20                   55.33                          77.29
1-Apr                          16.33                   69.31                          88.88
1-May                          18.47                   70.59                          88.64
1-Jun                           12.4                   69.69                          90.77
1-Jul                           4.47                   61.24                          85.14
1-Aug                           2.13                   50.82                          75.83
1-Sep                           1.07                   40.48                          62.95
1-Oct                           1.73                   46.67                          70.99
11/16/2001*                     2.53                   54.43                          79.74
1-Nov                                                  55.48                          81.09
1-Dec                                                  57.58                          83.47

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of the Common Stock to file with the Securities Exchange Commission, The Nasdaq Stock Market (if applicable) and the Company reports on Forms 4 and Forms 5 reflecting transactions affecting beneficial ownership. Based solely upon its review of the copies of such forms received by it, the Company believes that, during fiscal year 2001, all persons complied with such filing requirements except that Jose Manual Tost, Jorge Rincon, Michael Hartman and Ana Maria Lozano-Stickley each did not timely file a Form 3 reporting their initial beneficial ownership. Furthermore, to the Company's knowledge neither Betsy Scolnik nor Adriana Kampfner filed a Form 3 although each of them ceased to be an executive officer upon her departure from the Company in December 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    To StarMedia's knowledge, the following table sets forth information with respect to beneficial ownership of our outstanding common stock as of July 1, 2002 by:

    - each person known by us to beneficially own more than 5% of our common stock;

    - each of our Named Executive Officers;

    - each of our directors; and

    - all of our executive officers and directors as a group.

    Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Unless otherwise indicated, the address for those listed below is c/o StarMedia Network, Inc. (d/b/a CycleLogic), 999 Brickell Avenue, Suite 808, Miami, Florida, 33131. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options held by such persons that are exercisable within 60 days of July 1, 2002, but excludes shares of common stock underlying options held by any other person. The number of shares of the Company's common stock outstanding as of July 1, 2002 was 79,970,177. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the Securities and Exchange Commission.

                                                            SHARES BENEFICIALLY
                                                                   OWNED
                                                           ---------------------
NAME OF BENEFICIAL OWNER                                     NUMBER     PERCENT
------------------------                                   ----------   --------
Fernando J. Espuelas(1)..................................   8,000,000      9.5
Jack C. Chen(2)..........................................   3,944,000      4.9
Douglas M. Karp(3).......................................      60,000        *
Susan L. Segal(4)........................................           0       --
Frederick R. Wilson(5)...................................   1,193,845      1.5
Jose Manuel Tost.........................................           0       --
Jorge Rincon(6)..........................................      65,067        *
Ana Maria Lozano-Stickley................................           0       --
Michael Hartman(7).......................................      68,748        *
Enrique Narciso(8).......................................           0        0
Adriana Kampfner(8)......................................     215,000        *
Betsy Scolnik(8).........................................       4,167        *
J.P. Morgan Partners (SBIC), L.L.C(9)....................  12,999,803     16.2
J.P. Morgan Partners (BHCA), L.L.C(9)....................   2,857,955      3.5
Quetzal/J.P. Morgan Partners, L.P.(9)....................      98,361        *
BellSouth Enterprises, Inc.(10)..........................  14,303,920     15.1
Warburg, Pincus Equity Partners, L.P.(11)................   1,692,709      2.1
Warburg, Pincus Ventures International, L.P.(11).........   1,692,708      2.1
Grupo MVS, S.A. de C.V.(12)..............................   4,288,797      5.3
Harry Moller Publicidad, S.A. de C.V.(13)................   4,599,156      5.7
All directors and executive officers as a group
  (10 persons)...........................................   1,606,827      2.0

------------------------

  *  Indicates less than one percent of the common stock.

 (1) Includes (a) 3,437,500 shares issuable upon the exercise of currently exercisable stock options and (b) 160,614 shares held by a trust, of which Mr. Chen and the spouse of Mr. Espuelas are trustees. This information is based on holdings reported by Mr. Espuelas to the Company in connection with previous Company periodic reports.

 (2) Includes (a) 1,201,368 shares directly owned by Mr. Chen and (b) an aggregate of 2,742,632 shares held by Mr. Chen's spouse and various trusts for which Mr. Chen is trustee.

 (3) Includes options to purchase 60,000 shares of common stock that are immediately exercisable.

 (4) Ms. Segal is no longer an employee of JPMorgan Partners and, even though she is a consultant of JPMorgan Partners, the Company does not view her as beneficially owning JPMorgan Partners' shares. The address of Ms. Segal is c/o JPMorgan Partners 1221 Avenue of the Americas, New York, NY 10020.

 (5) Holdings include (a) 50,000 shares owned by the Flatiron Fund, LLC, which are controlled by Mr. Wilson, (b) 208,739 shares owned by The Flatiron Fund 1998/99, LLC which are controlled by Mr. Wilson, (c) 252,478 shares owned by The Flatiron Fund 2000, LLC, which are controlled by Mr. Wilson,
     (d) 66,157 shares owned by The Flatiron Fund 2001, LLC, which are controlled by Mr. Wilson, (e) 35,772 shares owned by Flatiron
     Associates II, which are controlled by Mr. Wilson, (f) 118,294 shares owned by The Frederick R. Wilson 1999 Irrevocable Trust, (g) 357,405 shares held directly and (h) options to purchase 105,000 shares of common stock that are immediately exercisable. Mr. Wilson's address is c/o Flatiron Partners, 1221 Avenue of the Americas, 40th Floor, New York, NY 10020.

 (6) Includes (a) 67 shares held directly, and (b) options to purchase 65,000 shares of common stock that are immediately exercisable.

 (7) Includes options to purchase 68,748 shares of common stock that are immediately exercisable.

 (8) This Named Executive Officer is no longer is employed by the Company and, to the best of the Company's knowledge, the holdings reported reflect the Named Executive Officer's ownership of Company common stock and right to acquire Company common stock within 60 days of July 1, 2002.

 (9) Holdings by J.P. Morgan Partners (SBIC), L.L.C. include (a) 85,000 options to purchase shares of the Company's Series A Preferred Stock, which are immediately convertible into the Company's common stock, (b) 11,738,333 shares of common stock and (c) 117,647 shares of the Company's Series A Convertible Preferred Stock, which is immediately convertible into 1,176,470 shares of common stock. Each holder has sole investment and voting control over the number of shares reported. However, J.P. Morgan Partners (SBIC), L.L.C., J.P. Morgan Partners (BHCA), L.P. and Quetzal/J.P. Morgan Partners, L.P. filed a Schedule 13D as a group. The address of J.P. Morgan Partners (SBIC), L.L.C., J.P. Morgan Partners (BHCA), L.P. and Quetzal/J.P. Morgan Partners, L.P. is 1221 Avenue of the Americas, New York, NY 10020.

 (10) Holdings include 980,392 shares of the Company's Series A Convertible Preferred Stock, which is immediately convertible into 9,803,920 shares of the Company's common stock. In addition, BellSouth holds warrants to purchase up to 4,500,000 shares of the Company's common stock. These warrants vested in May 2002. The address of BellSouth Enterprises, Inc. is 15G03 Campanile Building, 1155 Peachtree Street, Atlanta, Georgia 30309.

 (11) The Warburg, Pincus stockholders are comprised of Warburg, Pincus Equity Partners, L.P., including three related limited partnerships, and Warburg, Pincus Ventures International, L.P. Warburg, Pincus & Co. is the sole general partner of each of these entities. The Warburg, Pincus stockholders are each managed by E.M. Warburg, Pincus & Co., LLC. Lionel
      I. Pincus is the managing partner of Warburg, Pincus & Co. and the managing member of E.M. Warburg, Pincus & Co., LLC, and may be deemed to control both entities. The address of the Warburg, Pincus entities is 466 Lexington Avenue, New York, NY 10017.

 (12) Holdings reported as beneficially owned for Grupo MVS, S.A. de C.V. are based on information obtained from the Company's transfer agent as of June 28, 2002. The address of Grupo

      MVS, S.A. de C.V. is c/o AdNet, Reforma No. 3009 Colonia, Lomas De Mentla Cuajimalpa, Mexico, D.F. 05130.

 (13) Holdings reported as beneficially owned for Harry Moller Publicidad, S.A. de C.V. are based on information obtained from the Company's transfer agent as of June 28, 2002. The address of Harry Moller Publicidad, S.A. de C.V. is c/o AdNet, Reforma No. 3009 Colonia, Lomas De Mentla Cuajimalpa, Mexico, D.F. 05130.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    It is our current policy that all transactions with officers, directors, 5% stockholders and their affiliates be entered into only if they are approved by a majority of the disinterested directors, are on terms no less favorable to us than could be obtained from unaffiliated parties and are reasonably expected to benefit us. Each of the transactions described below was approved in accordance with this policy.

    OBSIDIANA

    On April 30, 2001, the Company agreed to acquire certain assets of Obsidiana, Inc. in exchange for 1,125,000 shares of the Company's common stock. The acquired assets include Obsidiana's content library, its key trademarks and domain names, and certain fixed assets located in the United States, Mexico and Argentina. The stockholders of Obsidiana included entities managed by J.P. Morgan Partners and Flatiron Partners.

    BELLSOUTH

    In May 2001, the Company entered into an agreement with BellSouth to create multi-access portals in Latin America (the "BellSouth Strategic Agreement"). Under the terms of the five-year agreement, the Company will design and service the multi-access portals and mobile applications and provide content, software application integration and support to BellSouth's operating companies in Latin America. BellSouth will supply wireless communications, marketing of services and billing capabilities. The two companies will share revenues generated by the new multi-access portals. All revenues associated with design and maintenance activities and the technology licenses are being recognized ratably over the life of the specific agreements with BellSouth's operating subsidiaries, while the user fees and transaction revenues are being recognized when the services are rendered. For the year ended December 31, 2001, the Company recognized $551,000 in revenue, net of amortization for warrants, in connection with the BellSouth Strategic Agreement.

    LOANS TO FORMER OFFICERS AND DIRECTORS

    During the year ended December 31, 2001, the Company provided loans to certain employees and, in addition, had balances outstanding with respect to loans previously granted to these same employees.

The largest amount of indebtedness outstanding since January 1, 2001 and the balance outstanding as of June 30, 2002 were as follows:

                                                    LARGEST AMOUNT
                                                    OF INDEBTEDNESS
                                                   OUTSTANDING SINCE   BALANCE AS OF
                                                    JANUARY 1, 2001    JUNE 30, 2002
                                                   -----------------   --------------
Due from Fernando Espuelas, bearing interest at
  6.75%..........................................      $2,928,014        $2,928,014
Due from Jack Chen, bearing interest at 6.75%....      $4,361,818        $4,361,818
Due from Steve Heller, bearing interest at
  7.0%...........................................      $2,142,205        $       --
Due from Adriana Kampfner, bearing interest at
  7.0%...........................................      $1,144,197        $       --
Due from Francisco Loureiro, bearing interest at
  10%............................................      $  506,267        $       --
Due from Justin Macedonia, bearing interest at
  7.0%...........................................      $1,436,504        $1,436,504

------------------------

(1) Mr. Espuelas was Chief Executive Officer until August 2001, Chairman of the Company's Board of Directors until November 2001, and a director of the Company until July 1, 2002.

(2) Mr. Chen was President of the Company until June 2001 and Vice Chairman of the Board of Directors of the Company until August 2001.

(3) Mr. Heller was Chief Financial Officer of the Company until November 2001.

(4) Ms. Kampfner was President of StarMedia Network and Senior Vice President, Global Sales of the Company until December 2001.

(5) Mr. Loureiro was Chief Operating Officer of the Company until May 2001.

(6) Mr. Macedonia was Senior Vice President, General Counsel of the Company until November 2001.

    Loans to Mssrs. Espuelas, Chen, Heller and Macedonia were made pursuant to lines of credit granted to them in accordance with their employment agreements and related line of credit agreements dated December 2000 and, in the case of Mssrs. Espuelas and Chen, amended in January 2001. The loan to Ms. Kampfner was made pursuant to a line of credit agreement dated December 2000. The loan to Mr. Loureiro was made pursuant to a promissory note dated May 2000.

    The agreements with Messrs. Espuelas, Chen, Macedonia, Heller and
Ms. Kampfner made available lines of credit from the Company to each executive, up to (i) $4,000,000 for each of Messrs. Espuelas and Chen, with interest accruing at 6.75% per annum, (ii) $1.3 million for Mr. Macedonia, with interest accruing at 7% per annum, (iii) $2 million for Mr. Heller, with interest accruing at 7% per annum, and (iv) $1.1 million of Ms. Kampfner, with interest accruing at 7% per annum. Under the terms of their respective loans, each of Mssrs. Espuelas and Chen granted the Company a security interest in one million shares of the Company's common stock owned by him, but the loans were otherwise non-recourse to the borrower. Under the terms of their respective loans, each of Mr. Heller, Mr. Macedonia and Ms. Kampfner granted the Company a security interest in all shares of common stock owned by them as of the date of the borrower's line of credit agreement or subsequently acquired by the borrower, but the loans were otherwise non-recourse to the borrower. All of the foregoing loans and the securities interests granted thereby were required to be made subject to and in accordance with Regulation U under the Securities Exchange Act of 1934.

    Under the agreements with Messrs. Espuelas and Chen, (i) the Company agreed to forgive up to $1,000,000 in outstanding principal, together with accrued but unpaid interest thereon, if the Company experiences a change of control in its ownership, (ii) if the Company experiences a change of control in its ownership, each executive has the right to require the Company to purchase 1,000,000 shares of common stock at a price per share equal to the fair market value on the date of such change of control, (iii) as of May 31, 2002, the Company has the right to require each executive to sell to the

Company a sufficient number of shares of common stock, at a price per share of the greater of $6 and the fair market value on the date of the call notice, to pay off outstanding principal amounts. Under the agreements with Messrs. Macedonia and Heller, the Company agreed to forgive up to $500,000 and any interest thereon under each line of credit, with one-third of such amount to be forgiven by the Company in each of the next three years to the extent he continued to be employed by the Company.

    Under the respective terms of their loan and employment agreements, as well as their separation agreements, the loans provided to Mr. Espuelas and Mr. Chen remain outstanding. Under the terms of his separation agreement, Mr. Heller's loan was discharged in full by means of delivery of approximately 326,000 shares of the Company's common stock. Under the terms of his loan and employment agreement, the loans provided to Mr. Macedonia are outstanding, although
Mr. Macedonia has advised the Company that he does not own a significant number of shares of the Company's common stock. Under the terms of her separation agreement, the loan provided to Ms. Kampfner was forgiven in full based on inability to pay. Mr. Loureiro's promissory note was forgiven.

    The Company has fully reserved against all amounts outstanding under the foregoing loans.

    SEPARATION AGREEMENT

    In August 2001, the Company entered into a separation and release agreement with Mr. Jack C. Chen, the Company's former President and Vice Chairman of the Company's Board of Directors under which he would cease his employment with the Company. This separation and release agreement supercedes the executive's respective employment agreement with the Company. Under the agreement,
(i) Mr. Chen is entitled to a one time payment of $650,000, which was paid to him in August 2001, and to payment of medical and dental premiums through February 2003, (iii) the line of credit provided to Mr. Chen under certain agreements dated December 28, 2000 (as amended on January 31, 2001) will remain in full force and effect in accordance with its terms, and (iv) he received limited administrative support through December 31, 2001. Even though
Mr. Chen's line of credit remains intact under the agreement, he agreed not to draw down any additional amounts thereunder.

    In October 2001, the Company entered into a separation and release agreement with Mr. Steven J. Heller, the Company's Chief Financial Officer, under which Mr. Heller ceased his employment with the Company on November 15, 2001. Under the agreement, the executive's employment agreement expired and became null and void. Under the agreement, the Company agreed to terminate the line of credit provided to the executive under a letter agreement dated December 28, 2000, and completely discharged all amounts owed thereunder, and in consideration for such termination of the line of credit, the executive agreed to deliver to the Company 326,000 shares of the Company's common stock which has been accounted for as treasury stock using the value on the date the agreement was finalized of $114,000. In addition, the executive was entitled to a one-time payment of $350,000, which was paid to him in November 2001.

    TRANSACTIONS WITH FORMER SHAREHOLDERS OF ADNET

    In connection with the Company's purchase of AdNet S.A. de C.V. from Grupo MVS, S.A. de C.V. ("Grupo MVS") and Harry Moller Publicidad, S.A. de C.V. ("HMP") in April 2000 MVS and HMP were paid in part with shares of the Company's common stock, and thereby became shareholders of the Company. In addition, under the AdNet purchase agreement, each of Grupo MVS and HMP entered into long-term services agreements with AdNet pursuant to which each of them would provide to AdNet certain advertising and promotional services in consideration for fees to be mutually agreed, subject to agreed parameters. It was further contemplated under the AdNet purchase agreement that Grupo MVS and HMP would act as agents of AdNet in selling advertising. The revenues and expenses of the Company from this arrangement were restated and, as restated, are not material. SEE "Part I--Restatement Information."

    In addition, in December 2000 SMN de Mexico, S.A. de C.V. entered into arrangements with Grupo MVS and HMP that were similar to those already in place with AdNet. The revenues and expenses of the Company associated with these arrangements were restated in their entirety, and the Company's restated financial statements reflect no such revenues or expenses. SEE "Part I-- Restatement Information."

    In November 2001, the Company, AdNet and the former stockholders of AdNet entered into a Termination Agreement pursuant to which the Company agreed to issue to the stockholders of AdNet 8,000,000 shares of the Company's common stock, in full satisfaction of the Company's obligations under the stock purchase agreement and certain other related agreements between the Company and the former stockholders of AdNet. As of December 31, 2001, the Company had issued a total of 7,600,000 shares. The Company has not issued the remaining 400,000 shares pending resolution of outstanding claims that the Company has against the former stockholders of AdNet.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (1) and (2)  CONSOLIDATED FINANCIAL STATEMENTS.

    The following consolidated financial statements and financial statement schedule of StarMedia Network, Inc. and the Report of Independent Auditors thereon are included in Item 8 above:

                                                              PAGE NO.
                                                              --------
Report of Independent Auditors..............................     F-2
Consolidated Balance Sheets as of December 31 2000
  (restated) and 2001.......................................     F-3
Consolidated Statements of Operations for the years ended
  December 31, 1999, 2000 (restated) and 2001...............     F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1999, 2000 (restated) and
  2001......................................................     F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 2000 (restated) and 2001...............     F-6
Notes to Consolidated Financial Statements..................     F-7

Schedule II: Valuation and qualifying accounts..............    F-32

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    (3)  EXHIBITS.

    The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
        3.1             Amended and restated certificate of incorporation
                        (Incorporated by reference to Exhibit 3.1 of the Company's
                        Registration Statement on Form S-1 No. 333-87169
                        ("Registration Statement No. 333-87169")).

        3.2 Amended and restated bylaws (Incorporated by reference to Exhibit 3.2 of Registration Statement No. 333-87169).

        4.1             Amendment No. 1 to Rights Agreement, dated as of May 28,
                        2001, between StarMedia Network, Inc. and American Stock
                        Transfer & Trust Company (Incorporated by reference to the
                        Company's Form 10-Q filed on August 14, 2001).

       10.1 1997 stock option plan (Incorporated by reference to Exhibit 10.1 of Registration Statement No. 333-87169).

       10.2 1998 stock plan (Incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-87169).

       10.3             Lease dated September 15, 1997 between Clemons Management
                        Corp. and the Company, as amended (Incorporated by reference to Exhibit 10.3 of Registration Statement No. 333-87169).

       10.4             Amended and restated registration rights agreement
                        (Incorporated by reference to Exhibit 10.4 of Registration
                        Statement No. 333-87169).

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
       10.5             Amendment No. 1 to amended and restated registration rights agreement (Incorporated by reference to Exhibit 10.5 of
                        Registration Statement No. 333-87169).

       10.6             Quota Purchase Agreement, dated as of April 13, 1999, by and between the Company, StarMedia do Brasil Ltda., Quotaholders of KD Sistemas de Informacao Ltda. and KD Sistemas de
                        Informacao Ltda. (Incorporated by reference to Exhibit 10.7 of Registration Statement No. 333-87169).

       10.7             The Company 1999 Employee Stock Purchase Plan (Incorporated
                        by reference to Exhibit 10.9 of Registration Statement
                        No. 333-87169).

       10.8             Registration Rights Agreement between the Company and Hearst
                        Communications, Inc. dated as of April 30, 1999
                        (Incorporated by reference to Exhibit 10.18 of Registration
                        Statement No. 333-87169).

       10.9             Registration Rights Agreement between the Company and
                        Reuters Holding Switzerland SA dated as of April 30, 1999
                        (Incorporated by reference to Exhibit 10.19 of Registration
                        Statement No. 333-87169).

       10.10 Registration Rights Agreement between the Company and eBay Inc. dated as of April 30, 1999 (Incorporated by reference to Exhibit 10.20 of Registration Statement
                        No. 333-87169).

       10.11            Registration Rights Agreement between the Company and
                        Europortal Holding S.A. dated as of April 30, 1999
                        (Incorporated by reference to Exhibit 10.21 of Registration
                        Statement No. 333-74659).

       10.12            Registration Rights Agreement between the Company and
                        Critical Path, Inc. dated as of May 3, 1999 (Incorporated by reference to Exhibit 10.22 of Registration Statement
                        No. 333-87169).

       10.13            Registration Rights Agreement between the Company and
                        Europortal Holding S.A. dated as of May 5, 1999
                        (Incorporated by reference to Exhibit 10.23 of Registration
                        Statement No. 333-87169).

       10.14 Registration Rights Agreement dated as of May 4, 1999 between the Company and Geradons, S.L. (Incorporated by reference to Exhibit 10.24 of Registration Statement
                        No. 333-87169).

       10.15            Registration Rights Agreement between the Company and
                        National Broadcasting Company, Inc. dated as of May 4, 1999
                        (Incorporated by reference to Exhibit 10.25 of Registration
                        Statement No. 333-87169).

       10.16            Employment Agreement dated as of December 28, 2000 by and
                        between the Company and Fernando J. Espuelas (Incorporated by reference to Exhibit 10.17 of the Company's Form 10-K for the annual period ended December 31, 2000).

       10.17 Employment Agreement dated as of December 28, 2000 by and between the Company and Jack C. Chen (Incorporated by reference to Exhibit 10.18 of the Company's Form 10-K for the annual period ended December 31, 2000).

       10.18            Employment Agreement dated as of December 28, 2000 by and
                        between the Company and Justin K. Macedonia (Incorporated by reference to Exhibit 10.19 of the Company's Form 10-K for
                        the annual period ended December 31, 2000).

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
       10.19            Employment Agreement dated as of December 28, 2000 by and
                        between the Company and Steven J. Heller (Incorporated by
                        reference to Exhibit 10.20 of the Company's Form 10-K for
                        the annual period ended December 31, 2000).

       10.20            Loan Agreement, dated as of December 28, 2000 by and between the Company and Fernando J. Espuelas (Incorporated by
                        reference to Exhibit 10.21 of the Company's Form 10-K for
                        the annual period ended December 31, 2000).

       10.21            Loan Agreement, dated as of December 28, 2000 by and between the Company and Jack C. Chen (Incorporated by reference to
                        Exhibit 10.22 of the Company's Form 10-K for the annual
                        period ended December 31, 2000).

       10.22            Loan Agreement, dated as of December 28, 2000 by and between the Company and Justin K. Macedonia (Incorporated by
                        reference to Exhibit 10.23 of the Company's Form 10-K for
                        the annual period ended December 31, 2000).

       10.23            Loan Agreement, dated as of December 28, 2000 by and between the Company and Steven J. Heller (Incorporated by reference to Exhibit 10.24 of the Company's Form 10-K for the annual period ended December 31, 2000).

       10.24            Loan Agreement, dated as of December 28, 2000 by and between the Company and Adriana J. Kampfner (Incorporated by
                        reference to Exhibit 10.25 of the Company's Form 10-K for
                        the annual period ended December 31, 2000).

       10.25            Employment Agreement dated as of September 26, 2000 by and between the Company and Francisco A. Loureiro (Incorporated by reference to Exhibit 10.26 of the Company's Form 10-K for the annual period ended December 31, 2000).

       10.26            Promissory Note, dated as of May 23, 2000, issued by
                        Francisco Loureiro in favor of The Company. (Incorporated by reference to Exhibit 10.27 of the Company's Form 10-K for
                        the annual period ended December 31, 2000).

       10.27            Form of Rights Agreement (Incorporated by reference to
                        Exhibit 10.28 of Registration Statement No. 333-87169).

       10.28            The Company Network, Inc. 2000 Stock Incentive Plan
                        (Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarterly period ended June 30, 2000).

       10.29            Amended and Restated Stock Purchase Agreement, dated as of
                        September 30, 2000, by and among Chase Equity
                        Associates LP, the Flatiron Fund 2000 LLC, Flatiron
                        Associates II LLC and Gratis1, Inc. (Incorporated by reference to Exhibit 10.30 of the Company's Form 10-K for the annual period ended December 31, 2000).

       10.30*           Stock Purchase Agreement, dated as of December 22, 2000, by and among Chase Equity Associates LP, the Flatiron Fund
                        2000 LLC, Flatiron Associates II LLC and Gratis1, Inc.
                        (Incorporated by reference to Exhibit 10.31 of the Company's
                        Form 10-K for the annual period ended December 31, 2000).

       10.31            Stock Purchase Agreement, dated as of January 31, 2000, by and among the Company, Grupo MVS, S.A. de C.V. Harry Moller
                        Publicidad, S.A. de C.V. and the Representative named
                        therein (Incorporated by reference to Exhibit 1.1 of the
                        Company's Form 8-K filed April 6, 2000).

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
       10.32*           Put and Call Agreement, dated as of September 28, 2000, by and among the Company, Chase Equity Associates, LP, the
                        Flatiron Fund 2000 LLC, Flatiron Associates II LLC and
                        Gratis1, Inc. (Incorporated by reference to Exhibit 10.33 of the Company's Form 10-K for the annual period ended
                        December 31, 2000).

       10.33*           Amendment No. 1 dated as of December 29, 2000, to the Put
                        and Call Agreement, dated as of September 28, 2000, by and among the Company, Chase Equity Associates, LP, the Flatiron
                        Fund 2000 LLC, Flatiron Associates II LLC and Gratis1, Inc.
                        (Incorporated by reference to Exhibit 10.34 of the Company's
                        Form 10-K for the annual period ended December 31, 2000).

       10.34            Employment Agreement dated as of September 21, 2001, by and between the Company and Enrique Narciso (Incorporated by
                        reference to Exhibit 99.7 of the Company's Form 8-K filed on
                        November 19, 2001).

       10.35 Separation Agreement dated as of April 19, 2002, by and between the Company and Enrique Narciso.

       10.36 Lease Agreement dated November 2000, by and between the Company and Uccello Immobilien GMBH.

       10.37 Form of Bonus and Severance Retention Agreement, by and between the Company and certain executive officers.

       10.38 Amended and Restated Asset purchase agreement, dated as of July 1, 2002, by and between the Company and eresMas
                        Interactiva S.A.

       10.39            Stock purchase agreement, dated as of June 18, 2002, by and between the Company and eresMas Interactiva S.A.

       10.40 Separation Agreement Including A General Release, dated as of August 7, 2001, between the Registrant and Fernando J.
                        Espuelas (Incorporated by reference to Exhibit 99.3 of the Company's Form 8-K filed on November 19, 2001)*.

       10.41            Separation Agreement Including A General Release, dated as of August 7, 2001, between the Registrant and Jack C. Chen
                        (Incorporated by reference to Exhibit 99.4 of the Company's
                        Form 8-K filed on November 19, 2001)*.

       10.42 Separation Agreement Including A General Release, dated as of August 7, 2001, between the Registrant and Steven J.
                        Heller (Incorporated by reference to Exhibit 99.5 of the Company's Form 8-K filed on November 19, 2001)*.

       10.43 Lease Termination Agreement, dated as of October 4, 2001, between StarMedia Network, Inc. and The Rector, Church
                        Wardens and Vestrymen of Trinity Church in the City of New
                        York (Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed on November 19, 2001).

       10.44            Amendment to Lease, dated as of October 24, 2001, between
                        StarMedia Network, Inc. and Clemons Management Corp. c/o
                        Bernstein Real Estate (Incorporated by reference to
                        Exhibit 99.2 of the Company's Form 8-K filed on
                        November 19, 2001).

       10.45            Termination Agreement, dated as of November 7, 2001, by and among StarMedia Network, Inc., AdNet, S. de R.L. de C.V.,
                        Grupo MVS, S.A. de C.V., Harry Moller Publicidad, S.A. de
                        C.V. and Walther Moller (Incorporated by reference to
                        Exhibit 99.6 of the Company's Form 8-K filed on
                        November 19, 2001).

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
       10.46            Letter Agreement, dated as of January 31, 2001, between the
                        Company and Fernando J. Espuelas (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on May 15,
                        2001).

       10.47            Letter Agreement, dated as of January 31, 2001, between the
                        Company and Jack C. Chen (Incorporated by reference to
                        Exhibit 10.2 of the Company's Form 10-Q filed on May 15,
                        2001).

       10.48 Separation Agreement Including A General Release, dated as of December 27, 2001, between the Company and Adriana
                        Kampfner.

       10.49            Lease Agreement, dated as of November 22, 1999 between The
                        Rector, Church-Wardens And Vestrymen of Trinity Church In
                        The City of New York, as Landlord and the Company, as Tenant
                        (Incorporated by reference to the Company's Form 10-Q filed on May 15, 2001).

       10.50            First Amendment Of Lease, dated as of October 1, 2000 by and between The Rector, Church-Wardens And Vestrymen of Trinity
                        Church In The City of New York, as Landlord and the Company,
                        as Tenant (Incorporated by reference to the Company's
                        Form 10-Q filed on May 15, 2001).

       10.51            Securities Purchase Agreement, dated as of May 30, 2001,
                        between StarMedia Network, Inc., BellSouth
                        Enterprises, Inc. and the additional investors set forth on
                        Schedule A thereto (Incorporated by reference to the
                        Company's Form 10-Q filed on August 14, 2001).

       10.52            Internet Content and Services Framework Agreement, dated as of May 30, 2001, by and between StarMedia Networks, Inc. and
                        BellSouth Enterprises, Inc. (Incorporated by reference to
                        the Company's Form 10-Q filed on August 14, 2001).

       21.1             List of Subsidiaries.

       23.1             Consent of Ernst & Young LLP.

------------------------

* The Company has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. The portions of this Exhibit that are subject to this confidential treatment request have been omitted and have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

    On November 28, 2001, the Company filed a Current Report on Form 8-K in connection with the suspension in trading of our shares on The Nasdaq National Market.

(c) Financial Statement Schedules.

    See pages F-1 through F-33.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, StarMedia Network, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Miami, Florida, on this 10th day of July 2002.

                                                       STARMEDIA NETWORK, INC.

                                                       By:             /s/ JOSE MANUAL TOST
                                                            -----------------------------------------
                                                                         Jose Manual Tost
                                                                            PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 10, 2002:

             SIGNATURE                                    TITLE(S)
             ---------                                    --------
       /s/ JOSE MANUAL TOST                President (Principal Executive Officer)        July 10, 2002
----------------------------------
         Jose Manual Tost

        /s/ SUSAN L. SEGAL               Interim Chairman of the Board of Directors,      July 10, 2002
----------------------------------                        Director
          Susan L. Segal

        /s/ DOUGLAS M. KARP                               Director                        July 10, 2002
----------------------------------
          Douglas M. Karp

      /s/ FREDERICK R. WILSON                             Director                        July 10, 2002
----------------------------------
        Frederick R. Wilson

   /s/ ANA MARIA LOZANO-STICKLEY                   Chief Financial Officer                July 10, 2002
----------------------------------              (Principal Financial Officer)
     Ana Maria Lozano-Stickley

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE NO.
                                                              --------
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Auditors..............................     F-2
Consolidated Balance Sheets as of December 31, 2000
  (restated) and 2001.......................................     F-3
Consolidated Statements of Operations for the years ended
  December 31, 1999, 2000 (restated) and 2001...............     F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1999, 2000 (restated) and
  2001......................................................     F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 2000 (restated and 2001................     F-6
Notes to Consolidated Financial Statements..................     F-7

The following consolidated financial statement schedule of
  StarMedia Network, Inc. is included in Item 14(a):
Schedule II: Valuation and qualifying accounts..............    F-30

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
StarMedia Network, Inc.

    We have audited the accompanying consolidated balance sheets of StarMedia Network, Inc. (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarMedia Network, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 2, the previously issued financial statements and schedule for the year ended December 31, 2000 have been restated.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and may have insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          ERNST & YOUNG LLP

New York, New York
June 21, 2002

                            STARMEDIA NETWORK, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2000            2001
                                                              -------------   -------------
                                                               (RESTATED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  93,408,000   $  21,635,000
  Accounts receivable, net of allowance for bad debts of
    $1,849,000 (2000) and $4,453,000 (2001).................     13,524,000       2,963,000
  Unbilled receivables......................................      6,131,000       2,079,000
  Receivables from sale of investment.......................             --      13,000,000
  Other current assets......................................      7,680,000       3,768,000
                                                              -------------   -------------
Total current assets........................................    120,743,000      43,445,000
Fixed assets, net...........................................     55,569,000      25,184,000
Intangible assets, net of accumulated amortization of
  $1,676,000 (2000) and $5,397,000 (2001)...................      5,557,000       2,109,000
Goodwill, net of accumulated amortization of $2,435,000
  (2000) and $1,111,000 (2001)..............................      6,582,000         425,000
Officers loans..............................................      4,563,000              --
Other assets................................................     16,091,000         573,000
                                                              -------------   -------------
Total assets................................................  $ 209,105,000   $  71,736,000
                                                              =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  20,737,000   $   4,419,000
  Accrued expenses..........................................     15,601,000      15,112,000
  Loan payable, current portion.............................      2,462,000              --
  Deferred revenues.........................................      1,128,000       2,534,000
                                                              -------------   -------------
Total current liabilities...................................     39,928,000      22,065,000
Loan payable, long-term.....................................      1,902,000              --
Deferred rent...............................................      2,199,000              --
Preferred dividends payable.................................             --       1,278,000
Series A Convertible Preferred Stock
  Series A Convertible Preferred Stock, $.001 par value,
    1,960,784 shares authorized, 1,431,373 shares issued and
    outstanding at December 31, 2001 (Liquidation preference
    of $37,778,000 at December 31, 2001)....................             --      35,204,000
Stockholders' equity:
  Preferred stock authorized 10,000,000 shares:
  Series 1999A junior-non-voting convertible preferred
    stock, $.001 par value 2,300,000 shares authorized,
    58,140 shares issued and outstanding (2000 and 2001)....
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 66,927,883 shares issued and outstanding
    (2000) and 80,320,089 shares issued (2001)..............         67,000          80,000
  Common stock issuable.....................................     12,260,000       1,000,000
  Treasury stock--cost of 349,912 shares (2001).............             --        (143,000)
  Additional paid-in capital................................    516,311,000     542,144,000
  Accumulated deficit.......................................   (360,125,000)   (527,116,000)
  Deferred compensation.....................................     (2,636,000)        (87,000)
  Accumulated comprehensive loss............................       (801,000)     (2,689,000)
                                                              -------------   -------------
Total stockholders' equity..................................    165,076,000      13,189,000
                                                              -------------   -------------
Total liabilities and stockholders' equity..................  $ 209,105,000   $  71,736,000
                                                              =============   =============

                            See accompanying notes.

                            STARMEDIA NETWORK, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                        1999           2000            2001
                                                    ------------   -------------   -------------
                                                                    (RESTATED)
Revenues..........................................  $ 20,089,000   $  52,320,000   $  23,374,000
Operating expenses:
  Product and technology development..............    33,192,000      67,670,000      51,303,000
  Sales and marketing.............................    53,399,000      77,641,000      45,326,000
  General and administrative......................    15,318,000      31,446,000      28,219,000
  Restructuring and other charges.................     1,613,000       3,935,000      26,230,000
  Depreciation and amortization...................     6,500,000      28,295,000      25,055,000
  Stock-based compensation expense................     6,400,000       4,519,000       2,218,000
  Impairment of fixed assets......................            --              --       4,087,000
  Impairment of goodwill and intangibles..........            --      37,170,000      17,062,000
                                                    ------------   -------------   -------------
Total operating expenses..........................   116,422,000     250,676,000     199,500,000
                                                    ------------   -------------   -------------
Loss from operations..............................   (96,333,000)   (198,356,000)   (176,126,000)
Other income (expense):
  Impairment of other assets......................            --     (19,378,000)     (2,049,000)
  Gain on sale of investment......................            --              --      12,412,000
  Loss in unconsolidated subsidiary...............            --      (2,500,000)     (1,800,000)
  Interest income.................................     6,517,000      11,092,000       3,009,000
  Interest expense................................      (626,000)     (1,221,000)       (925,000)
  Other expenses..................................            --        (318,000)        (30,000)
                                                    ------------   -------------   -------------
Loss before provision for income taxes............   (90,442,000)   (210,681,000)   (165,509,000)
Provision for income taxes........................      (231,000)       (158,000)        (60,000)
                                                    ------------   -------------   -------------
Net loss..........................................   (90,673,000)   (210,839,000)   (165,569,000)
Preferred stock dividends and accretion...........    (4,266,000)             --      (1,422,000)
                                                    ------------   -------------   -------------
Net loss applicable to common stockholders........  $(94,939,000)  $(210,839,000)  $(166,991,000)
                                                    ============   =============   =============
Basic and diluted net loss per common share.......  $      (2.31)  $       (3.20)  $       (2.35)
                                                    ============   =============   =============
Number of shares used in computing basic and
  diluted net loss per share......................    41,170,602      65,919,685      71,181,377
                                                    ============   =============   =============

                            See accompanying notes.

  STARMEDIA NETWORK, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                                     EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                 PREFERRED STOCK                 COMMON STOCK
                                                              ---------------------   -----------------------------------
                                                               SHARES      AMOUNT       SHARES      AMOUNT     ISSUABLE
                                                              --------   ----------   ----------   --------   -----------
Balance at December 31, 1998................................       --    $      --    12,309,532   $13,000    $        --
Deferred compensation related to stock options, net of
  cancellations.............................................
Amortization of deferred compensation.......................
Issuance of common stock, net of offering costs.............                          17,926,363    18,000
Shares issued for acquisition of Servicios Interactivos
  Limitada..................................................                              20,000
Issuance of common stock--Webcast Solutions.................                              58,689
Shares issued for acquisition of PageCell International.....   58,140                    174,418
Shares issued for acquisition of Paisas.....................                               8,728
Conversion of redeemable convertible preferred stock........                          31,996,667    31,000
Exercise of common stock options............................                           1,618,729     2,000
Stock options issued for services...........................
Transactions expenses related to Wass Net, S.L. acquisition
  payable by Wass Net Shareholders..........................
Shares issued pursuant to the Employee Stock Purchase
  Plan......................................................                              38,157
Preferred stock dividends and accretion.....................
Net loss for the period.....................................
Translation adjustment......................................
Comprehensive loss..........................................
                                                               ------    ----------   ----------   -------    -----------
Balance at December 31, 1999................................   58,140           --    64,151,283    64,000             --
Deferred compensation related to stock options
  cancellations.............................................
Amortization of deferred compensation.......................
Exercise of common stock options............................                           1,482,009     1,000
Rescission of common stock option exercises.................                            (327,524)
Shares issued pursuant to the Employee Stock Purchase
  Plan......................................................                             132,638
Shares issued for acquisition of Ola Turista................                              71,524
Shares issued for acquisition of AdNet......................                           1,417,953     2,000
Common stock issuable pursuant to Gratis1 loan guarantee....                                                    7,800,000
Common stock issuable pursuant to PageCell acquisition
  agreement.................................................                                                    1,371,000
Common stock issuable pursuant to Ola Turista acquisition
  agreement.................................................                                                    1,625,000
Common stock issuable pursuant to Adnet acquisition
  agreement.................................................                                                    1,464,000
Net loss for the period.....................................
Translation adjustment......................................
Comprehensive loss..........................................
                                                               ------    ----------   ----------   -------    -----------
Balance at December 31, 2000................................   58,140    $      --    66,927,883   $67,000    $12,260,000
Deferred compensation related to stock options
  cancellations.............................................
Amortization of deferred compensation.......................
Exercise of common stock options............................                             204,627
Shares issued pursuant to the Employee Stock Purchase Plan
  and other.................................................                              91,232
Preferred stock dividends and accretion.....................
Shares issued for Paisas earnouts...........................                               8,035
Shares issued for Gratis....................................                           2,206,911     2,000     (7,800,000)
Shares issued for Ola Turista earnouts......................                             592,128     1,000     (1,625,000)
Shares issued for Obsidiana.................................                           1,125,000     1,000
Shares issued for PageCell..................................                             528,787     1,000     (1,371,000)
Shares issued and issuable pursuant to Primedia agreement...                             784,314     1,000      1,000,000
Shares issued for services..................................                             251,172
Shares issued and issuable pursuant to Adnet agreement......                           7,600,000     7,000     (1,464,000)
Treasury shares.............................................
Issuance of warrants........................................
Net loss for the period.....................................
Translation adjustment......................................
Comprehensive loss..........................................
                                                               ------    ----------   ----------   -------    -----------
Balance at December 31, 2001................................   58,140    $      --    80,320,089   $80,000    $ 1,000,000
                                                               ======    ==========   ==========   =======    ===========

                                                              TREASURY
                                                                STOCK      ADDITIONAL
                                                              ---------     PAID-IN       ACCUMULATED      DEFERRED
                                                               AMOUNT       CAPITAL         DEFICIT      COMPENSATION
                                                              ---------   ------------   -------------   -------------
Balance at December 31, 1998................................  $      --   $ 19,693,000   $ (54,347,000)   $(8,666,000)
Deferred compensation related to stock options, net of
  cancellations.............................................                 6,195,000                     (6,195,000)
Amortization of deferred compensation.......................                                                6,400,000
Issuance of common stock, net of offering costs.............               343,449,000
Shares issued for acquisition of Servicios Interactivos
  Limitada..................................................                 1,000,000
Issuance of common stock--Webcast Solutions.................                   949,000
Shares issued for acquisition of PageCell International.....                 8,846,000
Shares issued for acquisition of Paisas.....................                   346,000
Conversion of redeemable convertible preferred stock........               100,728,000
Exercise of common stock options............................                 2,009,000
Stock options issued for services...........................                    31,000
Transactions expenses related to Wass Net, S.L. acquisition
  payable by Wass Net Shareholders..........................                   732,000
Shares issued pursuant to the Employee Stock Purchase
  Plan......................................................                   487,000
Preferred stock dividends and accretion.....................                                (4,266,000)
Net loss for the period.....................................                               (90,673,000)
Translation adjustment......................................

Comprehensive loss..........................................
                                                              ---------   ------------   -------------    -----------
Balance at December 31, 1999................................         --    484,465,000    (149,286,000)    (8,461,000)
Deferred compensation related to stock options
  cancellations.............................................                (1,306,000)                     1,306,000
Amortization of deferred compensation.......................                                                4,519,000
Exercise of common stock options............................                 3,002,000
Rescission of common stock option exercises.................                  (307,000)
Shares issued pursuant to the Employee Stock Purchase
  Plan......................................................                 1,154,000
Shares issued for acquisition of Ola Turista................                 3,362,000
Shares issued for acquisition of AdNet......................                25,941,000
Common stock issuable pursuant to Gratis1 loan guarantee....
Common stock issuable pursuant to PageCell acquisition
  agreement.................................................
Common stock issuable pursuant to Ola Turista acquisition
  agreement.................................................
Common stock issuable pursuant to Adnet acquisition
  agreement.................................................
Net loss for the period.....................................                              (210,839,000)
Translation adjustment......................................

Comprehensive loss..........................................
                                                              ---------   ------------   -------------    -----------
Balance at December 31, 2000................................         --   $516,311,000   $(360,125,000)   $(2,636,000)
Deferred compensation related to stock options
  cancellations.............................................                  (331,000)                       331,000
Amortization of deferred compensation.......................                                                2,218,000
Exercise of common stock options............................                   106,000
Shares issued pursuant to the Employee Stock Purchase Plan
  and other.................................................                   154,000
Preferred stock dividends and accretion.....................                                (1,422,000)
Shares issued for Paisas earnouts...........................                   139,000
Shares issued for Gratis....................................                 7,943,000
Shares issued for Ola Turista earnouts......................                 1,999,000
Shares issued for Obsidiana.................................                 2,620,000
Shares issued for PageCell..................................                 1,370,000
Shares issued and issuable pursuant to Primedia agreement...                 1,999,000
Shares issued for services..................................
Shares issued and issuable pursuant to Adnet agreement......                 7,682,000
Treasury shares.............................................   (143,000)
Issuance of warrants........................................                 2,152,000
Net loss for the period.....................................                              (165,569,000)
Translation adjustment......................................

Comprehensive loss..........................................
                                                              ---------   ------------   -------------    -----------
Balance at December 31, 2001................................  $(143,000)  $542,144,000   $(527,116,000)   $   (87,000)
                                                              =========   ============   =============    ===========


                                                               ACCUMULATED
                                                              COMPREHENSIVE
                                                                   LOSS            TOTAL
                                                              --------------   -------------
Balance at December 31, 1998................................   $   (32,000)    $ (43,339,000)
Deferred compensation related to stock options, net of
  cancellations.............................................                              --
Amortization of deferred compensation.......................                       6,400,000
Issuance of common stock, net of offering costs.............                     343,467,000
Shares issued for acquisition of Servicios Interactivos
  Limitada..................................................                       1,000,000
Issuance of common stock--Webcast Solutions.................                         949,000
Shares issued for acquisition of PageCell International.....                       8,846,000
Shares issued for acquisition of Paisas.....................                         346,000
Conversion of redeemable convertible preferred stock........                     100,759,000
Exercise of common stock options............................                       2,011,000
Stock options issued for services...........................                          31,000
Transactions expenses related to Wass Net, S.L. acquisition
  payable by Wass Net Shareholders..........................                         732,000
Shares issued pursuant to the Employee Stock Purchase
  Plan......................................................                         487,000
Preferred stock dividends and accretion.....................                      (4,266,000)
Net loss for the period.....................................                     (90,673,000)
Translation adjustment......................................      (389,000)         (389,000)
                                                                               -------------
Comprehensive loss..........................................                     (91,062,000)
                                                               -----------     -------------
Balance at December 31, 1999................................      (421,000)      326,361,000
Deferred compensation related to stock options
  cancellations.............................................                              --
Amortization of deferred compensation.......................                       4,519,000
Exercise of common stock options............................                       3,003,000
Rescission of common stock option exercises.................                        (307,000)
Shares issued pursuant to the Employee Stock Purchase
  Plan......................................................                       1,154,000
Shares issued for acquisition of Ola Turista................                       3,362,000
Shares issued for acquisition of AdNet......................                      25,943,000
Common stock issuable pursuant to Gratis1 loan guarantee....                       7,800,000
Common stock issuable pursuant to PageCell acquisition
  agreement.................................................                       1,371,000
Common stock issuable pursuant to Ola Turista acquisition
  agreement.................................................                       1,625,000
Common stock issuable pursuant to Adnet acquisition
  agreement.................................................                       1,464,000
Net loss for the period.....................................                    (210,839,000)
Translation adjustment......................................      (380,000)         (380,000)
                                                                               -------------
Comprehensive loss..........................................                    (211,219,000)
                                                               -----------     -------------
Balance at December 31, 2000................................   $  (801,000)    $ 165,076,000
Deferred compensation related to stock options
  cancellations.............................................                              --
Amortization of deferred compensation.......................                       2,218,000
Exercise of common stock options............................                         106,000
Shares issued pursuant to the Employee Stock Purchase Plan
  and other.................................................                         154,000
Preferred stock dividends and accretion.....................                      (1,422,000)
Shares issued for Paisas earnouts...........................                         139,000
Shares issued for Gratis....................................                         145,000
Shares issued for Ola Turista earnouts......................                         375,000
Shares issued for Obsidiana.................................                       2,621,000
Shares issued for PageCell..................................                              --
Shares issued and issuable pursuant to Primedia agreement...                       3,000,000
Shares issued for services..................................                              --
Shares issued and issuable pursuant to Adnet agreement......                       6,225,000
Treasury shares.............................................                        (143,000)
Issuance of warrants........................................                       2,152,000
Net loss for the period.....................................                    (165,569,000)
Translation adjustment......................................    (1,888,000)       (1,888,000)
                                                                               -------------
Comprehensive loss..........................................                    (167,457,000)
                                                               -----------     -------------
Balance at December 31, 2001................................   $(2,689,000)    $  13,189,000
                                                               ===========     =============

                            See accompanying notes.

                            STARMEDIA NETWORK, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  1999           2000            2001
                                                              ------------   -------------   -------------
                                                                              (RESTATED)
OPERATING ACTIVITIES
Net loss....................................................  $(90,673,000)  $(210,839,000)  $(165,569,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     6,500,000      28,295,000      25,055,000
  Impairment of goodwill, other assets and fixed assets.....            --      56,548,000      23,198,000
  Loss on disposal of assets................................            --              --      12,504,000
  Provision for bad debts...................................       393,000       6,687,000      12,669,000
  Amortization of stock based compensation..................     6,400,000       4,519,000       2,218,000
  Write-off of officer loans................................            --              --      11,385,000
  Stock options issued for services.........................        31,000              --              --
  Deferred rent expense.....................................       273,000       1,804,000      (2,199,000)
  Transaction expenses related to WassNet, S.L..............       732,000              --              --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (7,305,000)    (13,975,000)     (2,344,000)
    Unbilled receivables....................................            --      (3,957,000)      4,052,000
    Other assets............................................    (4,853,000)       (508,000)     (1,999,000)
    Accounts payable and accrued expenses...................     8,672,000      12,789,000      (8,882,000)
    Deferred revenues.......................................      (183,000)        524,000       1,546,000
                                                              ------------   -------------   -------------
Net cash used in operating activities.......................   (80,013,000)   (118,113,000)    (88,366,000)
INVESTING ACTIVITIES
Purchase of fixed assets....................................   (18,661,000)    (45,200,000)     (8,095,000)
Intangible assets...........................................    (2,094,000)     (2,059,000)       (700,000)
Other assets................................................   (21,640,000)     (4,140,000)      8,176,000
Due from officers, net......................................            --      (4,563,000)     (6,936,000)
Cash paid for acquisitions..................................    (6,411,000)    (10,565,000)     (4,891,000)
                                                              ------------   -------------   -------------
Net cash used in investing activities.......................   (48,806,000)    (66,527,000)    (12,446,000)
FINANCING ACTIVITIES
Issuance of common stock....................................   346,871,000       3,850,000         260,000
Issuance of redeemable convertible preferred stock, net of
  related expenses..........................................            --              --      35,060,000
Acquisition of treasury stock...............................            --              --         (29,000)
Proceeds from long-term debt................................     5,074,000       2,054,000              --
Repayment of long-term debt.................................    (1,092,000)     (1,672,000)     (4,364,000)
Payments under capital leases...............................      (171,000)        (58,000)             --
                                                              ------------   -------------   -------------
Net cash provided by financing activities...................   350,682,000       4,174,000      30,927,000
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (921,000)       (215,000)     (1,888,000)
                                                              ------------   -------------   -------------
Net increase/decrease in cash and cash equivalents..........   220,942,000    (180,681,000)    (71,773,000)
Cash and cash equivalents, beginning of period..............    53,147,000     274,089,000      93,408,000
                                                              ------------   -------------   -------------
Cash and cash equivalents, end of period....................  $274,089,000   $  93,408,000   $  21,635,000
                                                              ============   =============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid...............................................  $    581,000   $   1,221,000   $     925,000

Income taxes paid...........................................            --   $     569,000   $     392,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Accrued purchases of fixed assets and intangible assets...  $  5,151,000   $     777,000              --

  Accrued costs for acquisitions............................  $  4,583,000   $   4,021,000              --

  Common stock issuable.....................................            --   $  12,260,000   $   1,000,000

  Accrued costs related to issuance of common stock.........  $     43,000              --              --

  Issuance of common stock for the acquisition of content...            --              --   $   3,000,000

                            See accompanying notes.

                            STARMEDIA NETWORK, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001

1.  SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND DESCRIPTION OF BUSINESS

    The accompanying consolidated financial statements include the accounts of StarMedia Network, Inc. (d/b/a CycleLogic) and its wholly-owned subsidiaries (collectively, the "Company"). All intercompany account balances and transactions have been eliminated in consolidation. The Company was incorporated under Delaware law in March 1996. After a significant change in business strategy during the second half of 2001, the Company is now principally engaged in providing mobile Internet software and application solutions to wireless telephone operators targeting Spanish and Portuguese speaking audiences, described herein as the "mobile solutions business" or "mobile Internet solutions". The Company's mobile Internet solutions allow users to access and receive Internet content, tools and applications through wireless devices, such as pagers, cellular phones, PCS handsets and personal digital assistants, or PDAs. The Company was originally established to develop Internet sites tailored specifically to the interests and needs of Spanish and Portuguese speakers, selling advertising to advertisers seeking to reach its user base, and historically derived a majority of its revenues from fees charged to advertisers on its sites, described herein as the "Internet media business" or "media solutions business". Although the Company continues to provide Internet media services, these services are no longer an integral part of the Company's business.

FINANCIAL STATEMENT PRESENTATION

    The Company has incurred recurring operating losses since its inception and as of December 31, 2001 had an accumulated deficit of $527,116,000 and may have insufficient capital to fund all of its obligations. During the second half of 2001, management commenced a realignment of the Company for the general purpose of reducing the costs of operating their Internet media business and focusing the Company resources on the development of their mobile solutions business, which has incurred smaller losses to date. Management believes that this realignment was necessary in order to preserve the Company's prospects of becoming profitable. In early 2002, the Company's management and board of directors determined that, notwithstanding the realignment undertaken as of that time, the continued operation of the Company's media assets would undermine the Company's prospects for profitability. Accordingly, the Company undertook efforts to sell its remaining media assets, including the starmedia.com portal and its LatinRed community products. While management believes that additional financing or proceeds from the sale of the Company's Internet media services business may be available, there can be no assurance that the Company will obtain such additional capital or that such additional financing will be sufficient for the Company's continued existence. Furthermore, there can be no assurances that the Company will be able to generate sufficient revenues from the operation of the mobile solutions business to meet the Company's obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

REVENUE RECOGNITION

    Until early 2002, the Company's revenues were derived principally from the sale of banner advertisements, email campaigns and sponsorships, some of which also involve some integration, design and coordination of the customer's content with the Company's services, such as the placement of sponsor buttons in specific areas of the Company's network. The sponsor buttons generally provide users with direct links to sponsor homepages that exist within the Company's network which are usually focused on selling sponsor merchandise and services to users of the network. Advertising revenues on both banner and sponsorship contracts, which range from one day to multiple years, are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions." To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. Revenue related to e-mail campaigns is recognized as the e-mails are delivered. The Company also earns revenues on sponsorship contracts for fees relating to the design, coordination, and integration of the customer's content. Revenue related to the design, coordination and integration of the customers' content are recognized ratably over the term of the contract or using the percentage of completion method if the fee for such services is fixed. Several of the Company's agreements contain multiple revenue elements. The Company allocates the total agreement fee among each deliverable based on the fair value of each of the deliverables.

    A portion of the Company's revenues is derived from barter advertisements (agreements whereby the Company trades advertisements on its network or service in exchange for advertisement or service from third parties). Barter advertising revenues and expenses are recognized in accordance with Emerging Issues Task Force Issue No. 99-17, "Accounting for Barter Advertising." Barter service revenues and expenses are recognized in accordance with Accounting Principles Board Opinion No. 29, "Accounting for Non-monetary Transactions". Revenues from barter transactions are recognized during the period in which the advertisements are displayed on the Company's network or the services are rendered. Barter expense is recognized when the Company's advertisements are run or the unrelated party renders services. For the years ended December 31, 1999, 2000 and 2001, revenues derived from barter transactions, were approximately $5,500,000, $7,700,000, and $6,500,000 respectively.

    Revenues related to consulting and technical services from time and material contracts are recognized during the period in which the related services are provided and revenue from fixed price contracts is recognized using the percentage-of-completion method.

    The Company either directly licenses its mobile Internet solutions to its customers or enters into application service provider ("ASP") agreements for the solutions' use over a specified period of time. Licensing revenue is recognized ratably over the life of the contract. ASP revenue is recognized at predetermined contracted rates. Additional revenue for transactional and user fees are also recognized based on monthly usage. If additional professional services, such as installation, are required, revenue for such additional professional services is recognized at completion. The revenue from any maintenance or support services included in a contract is recognized ratably over the life of the contract.

    Deferred revenues at December 31, 2001 are primarily comprised of billings in excess of recognized revenues relating to the mobile Internet solutions business.

PRODUCT DEVELOPMENT

    The Company's product development expenses consist primarily of hosting costs and personnel costs for product and content management, engineering, systems and network maintenance of the Company's proprietary technology and Internet properties. Product development costs are expensed as incurred or capitalized in accordance with Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that costs incurred in the preliminary project and post implementation stages of an internal use software project are expensed as incurred and that certain costs incurred in the application development state of the project be capitalized.

    In March 2000, the Emerging Issue Task Force issued its consensus on Issue No. 00-2, "Accounting for Website Development Costs," (EITF 00-2). EITF 00-2 requires either capitalizing or expensing costs as incurred on specific Web site development costs based on the nature of each cost. The adoption of

EITF 00-2 did not have a material impact on the Company's financial position and results of operations.

CASH AND CASH EQUIVALENTS

    The Company considers all financial instruments with an original maturity of three months or less to be cash equivalents. Such amounts are stated at cost, which approximates market value.

FIXED ASSETS

    Fixed assets, including those acquired under capital leases, are stated at cost and depreciated by the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the useful life of the asset or the remaining period of the lease.

INTANGIBLE ASSETS

    Intangible assets consist of trademarks, trade names and the rights to use certain technology, and are being amortized on a straight-line basis, generally over a period of five years. Goodwill consists of the excess of the purchase price paid over the tangible net assets and identifiable intangible assets of acquired companies. Goodwill is amortized using the straight-line method over three years. Amortization expense for the years ended December 31, 1999, 2000 and 2001 were approximately $2,622,000, $13,612,000 and $5,700,000, respectively.

    The Company assesses the recoverability of its goodwill and other intangible assets by determining whether the unamortized balance can be recovered through forecasted cash flows over its remaining life. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce the net amounts to an amount consistent with forecasted future cash flows discounted at the Company's incremental borrowing rate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions (SEE Note 6).

INCOME TAXES

    The Company uses the liability method of accounting for income taxes, whereby deferred income taxes are provided on items recognized for financial reporting purposes over different periods than for income tax purposes. Valuation allowances are provided when the expected realization of tax assets does not meet a more likely than not criteria.

ADVERTISING COSTS

    Advertising costs are expensed as incurred. For the years ended
December 31, 1999, 2000 and 2001, advertising expense amounted to approximately $29,076,000, $31,090,000 and $14,771,000, respectively. For the years ended
December 31, 1999, 2000 and 2001, advertising expense includes approximately $5,500,000, $5,157,000 and $6,251,000, respectively, of charges related to barter advertising transactions.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

    The Company grants stock options generally for a fixed number of shares to certain employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes compensation expense only if the fair value of the underlying Common Stock exceeds the exercise price of the stock option on the date of grant. As permitted by SFAS No. 123, the Company continues to account for stock-based compensation in accordance with APB Opinion No. 25 and has elected the pro forma disclosure alternative of SFAS No. 123 (SEE
Note 12).

COMPUTATION OF NET LOSS PER SHARE

    The Company calculates earnings per share in accordance with SFAS No. 128, "Computation of Earnings Per Share." Accordingly, basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Dilutive shares consist of the incremental common shares issuable upon the conversion of the Preferred Stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method); such additional shares are excluded from the calculation if their effect is anti-dilutive.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At December 31, 2001, the majority of cash and cash equivalents were held by two different financial institutions. The Company's sales are primarily to companies located in the United States and Latin American region. The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral. Accounts receivable are under stated contract terms and the Company provides for estimated credit losses at the time of sale.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and loan payable approximate their fair values.

FOREIGN CURRENCY AND INTERNATIONAL OPERATIONS

    The functional currency of the Company's active subsidiaries in Argentina, Brazil, Chile, Mexico, Spain, Uruguay and Colombia is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains and losses are deferred and accumulated as a component of stockholders' equity. The functional currency of the Company's Venezuelan subsidiary, which is in a highly inflationary economy, is the U.S. dollar. Accordingly, monetary assets and liabilities are translated using the current exchange rate in effect at the period-end date, while nonmonetary assets and liabilities are translated at historical rates. Operations are generally translated at the weighted average exchange rate in effect during the period. The resulting foreign exchange gains and losses, which amounts are not material, are recorded in the consolidated statement of operations.

COMPREHENSIVE INCOME

    The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive loss.

SEGMENT INFORMATION

    The Company discloses information regarding segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting of financial information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports. Although the Company has realigned its business to focus on its mobile solutions, a substantial portion of the Company's efforts and resources supported both its mobile solutions and Internet media business. Accordingly, the Company has continued to report in only one business segment.

RECLASSIFICATIONS

    Certain reclassifications were made to the prior year's financial statements to conform with the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

    The Company will apply Statement 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement 142 is expected to result in a decrease in net loss of $1,164,000 ($0.02 per share) in 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 during the first six months of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. The Company does not expect the adoption of this statement to have a material effect on its financial position and results of operations.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company is required to adopt SFAS 144 in the first quarter of 2002. The Company does not expect the adoption of this statement to have a material effect on its financial position and results of operations.

2.  RESTATEMENT OF FINANCIAL STATEMENTS

    The Company, in consultation with its independent accountants, determined to restate its audited consolidated financial statements for the year ended December 31, 2000, which includes adjustments to the fiscal quarters ended
March 31, June 30, September 30, and December 31, 2000, and its unaudited consolidated financial statements for the quarters ended March 31 and June 30, 2001, respectively. The

Company initially announced its intention to restate these consolidated financial statements on November 19, 2001. That announcement related to the preliminary conclusion of a Special Committee of the Board of Directors that approximately $10,000,000 in revenues was improperly recognized by two of the Company's Mexican subsidiaries during the period October 1, 2000 through June 30, 2001. Subsequent to that announcement, the Special Committee authorized the Company's management to undertake an additional investigation in order to confirm whether any additional accounting irregularities occurred during the periods in question.

    The Company's restatements of its audited consolidated financial statements for the fiscal year ended December 31, 2000 and the quarters therein and its unaudited consolidated financial statements for the quarters ended March 31, 2001 and June 30, 2001 contain adjustments that fall into five categories. The first category of adjustments arise from the independent investigation conducted by a Special Committee of the Board of Directors and referred to in the Company's November 19, 2001 announcement. The findings of the Special Committee's investigation indicate that the Company improperly recognized certain revenues and pre-paid expenses. The majority of these revenues and pre-paid expenses were recognized by its Mexican subsidiary, SMN de Mexico (d/b/a StarMedia Mexico). The remainder was recognized by its other Mexican subsidiary, AdNet, S.A. de C.V. ("AdNet").

    The other categories of adjustments arise from management's additional investigation to confirm the accuracy of the consolidated financial statements to be restated based on the Special Committee's investigation. The findings of management's investigation indicate that, in addition to the accounting irregularities identified by the Special Committee, the Company improperly
(A) recognized certain revenues and related expenses that should have been classified as barter transactions in accordance with U.S. GAAP; (B) recognized revenues from a number of sales that provided for future contingencies, were not appropriately authorized by the customer, or for some other reason should not have been recognized; (C) failed to write down the value of certain assets at March 31, 2001, upon shutting down of a subsidiary, and (D) recognized certain other transactions that management identified in the course of its review of the Company's financial statements.

    As a result of the restatement, the consolidated financial statements of the Company have been restated as summarized below (in thousands except per share amounts):

                                                         AS OF DECEMBER 31, 2000
                                                       ---------------------------
                                                       AS PREVIOUSLY
                                                         REPORTED      AS RESTATED
                                                       -------------   -----------
Consolidated Balance Sheets:
Accounts receivable, net.............................    $  20,082      $  13,524
Total current assets.................................      127,301        120,743
Total assets.........................................      215,663        209,105
Accrued expenses.....................................       20,061         15,601*
Deferred revenues....................................        1,428          1,128
Common stock issuable................................        7,800         12,260*
Accumulated deficit..................................     (353,867)      (360,125)
Total stockholders' equity...........................      166,874        165,076*
Total liabilities and stockholders' equity...........    $ 215,663      $ 209,105

------------------------

* Includes the effect of amounts reclassified to give effect to common stock issuable to satisfy an outstanding obligation previously included in accrued expenses.

                                                           FOR THE YEAR ENDED
                                                            DECEMBER 31, 2000
                                                       ---------------------------
                                                       AS PREVIOUSLY
                                                         REPORTED      AS RESTATED
                                                       -------------   -----------
Consolidated Statement of Operations Data:
Revenues.............................................    $  61,028      $  52,320
Sales and marketing..................................       79,794         77,641
General and administrative...........................       31,743         31,446
Total operating expenses.............................      253,126        250,676
Loss from operations.................................     (192,098)      (198,356)
Net loss applicable to common stockholders...........     (204,581)      (210,839)
Basic and diluted net loss per common share..........    $   (3.10)     $   (3.20)

                                FOR QUARTER ENDED       FOR QUARTER ENDED        FOR QUARTER ENDED          FOR QUARTER ENDED
                                 MARCH 31, 2000           JUNE 30, 2000          SEPTEMBER 30, 2000         DECEMBER 31, 2000
                              ---------------------   ---------------------   ------------------------   ------------------------
                                  AS                      AS                      AS                         AS
                              PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY                 PREVIOUSLY
                               REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    AS RESTATED    REPORTED    AS RESTATED
                              ----------   --------   ----------   --------   ----------   -----------   ----------   -----------
Consolidated Statement of
  Operations:

Revenues....................   $ 10,056    $  9,861    $ 13,764    $ 12,021    $ 17,146     $ 15,929      $ 20,062     $ 14,510

Sales and marketing.........     18,587      18,587      22,274      21,190      17,348       16,971        21,585       20,894

General and
  administrative............      8,075       7,880       7,702       7,521       8,163        7,966         7,803        8,079

Depreciation and
  amortization..............      4,544       4,544       7,289       7,289       8,120        8,120         8,342        8,342

Total operating expenses....     48,318      48,123      57,831      56,566      55,369       54,795        91,608       91,193

Loss from operations........    (38,262)    (38,262)    (44,067)    (44,545)    (38,223)     (38,866)      (71,546)     (76,683)

Net loss applicable to
  common stockholders.......    (35,119)    (35,119)    (43,981)    (44,459)    (35,983)     (36,626)      (89,498)     (94,651)

Basic and diluted net loss
  per common share..........   $  (0.54)   $  (0.54)   $  (0.67)   $  (0.68)   $  (0.54)    $  (0.55)     $  (1.36)    $  (1.44)

                                                                FOR QUARTER ENDED       FOR QUARTER ENDED
                                                                 MARCH 31, 2001           JUNE 30, 2001
                                                              ---------------------   ---------------------
                                                                  AS                      AS
                                                              PREVIOUSLY      AS      PREVIOUSLY      AS
                                                               REPORTED    RESTATED    REPORTED    RESTATED
                                                              ----------   --------   ----------   --------
Consolidated Statement of Operations:

Revenues....................................................   $ 16,039    $  8,871    $ 14,204    $  6,289

Sales and marketing.........................................     19,664      17,472      15,626      12,498

General and administrative..................................      7,674       9,158       7,472       7,946

Depreciation and amortization...............................      5,739       5,739       7,100       6,939

Total operating expenses....................................     48,334      48,779      60,571      57,651

Loss from operations........................................    (32,295)    (39,908)    (46,367)    (51,362)

Net loss applicable to common stockholders..................    (31,226)    (38,643)    (47,838)    (52,926)

Basic and diluted net loss per common share.................   $  (0.46)   $  (0.57)   $  (0.69)   $  (0.76)

    For additional information concerning the Company's consolidated financial results, as restated, see the Company's selected restated consolidated financial information data and Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Prior to the filing of this Report on Form 10-K for the year ended
December 31, 2001, the Company has filed Reports on Form 10-Q/A for the quarters ended March 31, 2001 and June 30, 2001 for the purpose of amending the Reports on Form 10-Q previously filed with respect to such periods. In addition, the Company has also filed Reports on Form 10-Q for the quarters ended
September 30, 2001 and March 31, 2002, which the Company had withheld from filing until such time as the investigations conducted by the Special Committee and by management had been completed.

    Management believes that it has made all the adjustments considered necessary as a result of the Special Committee's investigation and management's own investigation into prior periods financial statements. Management further believes that the Company's consolidated financial statements for the fiscal year ended December 31, 2000 and for the fiscal quarters ended March 31 and June 30, 2001, as restated, include all adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods.

3.  FIXED ASSETS

    Fixed assets consist of the following:

                                                          DECEMBER 31,
                                                   ---------------------------
                                                       2000           2001
                                                   ------------   ------------
Computer equipment and software..................  $ 48,415,000   $ 49,774,000
Furniture and fixtures...........................     3,181,000      1,780,000
Transportation equipment.........................        80,000             --
Leasehold improvements...........................    17,795,000      1,949,000
                                                   ------------   ------------
                                                     69,471,000     53,503,000
Less accumulated depreciation and amortization...   (13,902,000)   (28,319,000)
                                                   ------------   ------------
                                                   $ 55,569,000   $ 25,184,000
                                                   ============   ============

4.  RESTRUCTURING AND OTHER CHARGES

    In September 2000, the Company recorded a one-time charge of $3,935,000 associated with the integration of acquisitions and a company-wide realignment of business operations. As of December 31, 2000 the Company had incurred $3,095,000 of related expenses and the balance was paid in 2001.

    In May 2001, the Company announced a restructuring, the purpose of which was to reduce the Company's business operations and reduce its operational overhead. In connection with such restructuring and in the late 2001's realignment, the Company recorded during the year ended December 31, 2001 aggregate charges of approximately $26,200,000. The total charge includes approximately $11,500,000 of loans and related interest to officers (see Note 20), approximately $5,300,000 of severance payments to employees and certain officers of the Company and approximately $1,000,000 of other costs related to the restructuring. Additionally, in September 2001, the Company negotiated a settlement to terminate the lease of the Company's former offices at 75 Varick Street in New York City. The Company agreed to leave a substantial portion of its fixed assets and leasehold improvements at the location to the new tenant resulting in a loss on disposal of assets of $8,500,000. The settlement required the Company to vacate the premises by November 9, 2001 in exchange for its release from any further obligations under the lease. Additionally, a $5,000,000 letter of credit in favor of the landlord at the vacated premises was released. As such, $5,000,000 of restricted cash became unrestricted at the time the settlement was executed. As of December 31, 2001, the Company had paid approximately $25,200,000 of restructuring related expenses.

5.  IMPAIRMENT OF FIXED ASSETS

    In the first quarter of 2001, the Company decided to cease operating Webcast Solutions which in September 1999 had been merged with a wholly owned subsidiary of the company. Webcast Solutions was a streaming media company focused on the global delivery of audio, video and other Internet based interactive media. The total loss recognized as a result of this decision totaled $1,153,000, primarily related to fixed assets deemed to be impaired.

    In February 2000, the Company entered into a software license agreement with Software.com. to purchase for $9,000,000 a non-exclusive and non-transferable license to use Software.com's Intermail Mx electronic messaging software during a period of three years. As part of the change in business strategy and focus and to reduce operating costs, the Company decided in September 2001 to terminate the usage of the software and return the license to Software.com. The Company reached an agreement with Software.com. in March 31, 2002. The terms of the settlement require the Company to return all copies of the software in July 2002. A settlement payment of $1,250,000 was made on March 2002 to finalize the agreement. In September 2001, an impairment loss of $2,934,000 was recognized to write-off the carrying value of the software.

6.  IMPAIRMENT OF GOODWILL AND INTANGIBLES

    As of December 31, 2000, the Company determined that the fair market value of certain acquired assets was below their respective carrying values (inclusive of the related goodwill). As a result, the Company recorded a goodwill impairment charge of $37,170,000. The Company also determined that certain long-term assets, principally minority investments in other companies were permanently impaired and recorded an additional impairment charge of $19,378,000.

    During the third and fourth quarter of 2001, the Company determined that all goodwill and intangible assets related to the Internet media business were impaired. The Company recorded a goodwill impairment charge of $11,405,000 and an intangible impairment charge of $5,657,000.

    The Company also determined that certain long-term assets, principally minority investments in other companies, were permanently impaired and recorded an impairment charge of $2,049,000.

7.  GAIN ON SALE OF INVESTMENT

    In December 2001, the Company sold substantially all of the assets associated with the operation of Cade?, its Brazilian online directory, to Yahoo Brasil Ltda for approximately $13,000,000 in cash. Such amount is included in other current assets at December 31, 2001 and was received in January 2002. The Company realized a gain from this sale of approximately $12,400,000. The Company acquired Cade? through its acquisition of KD Sistemas de Informacao Ltda. in April 1999. At the time of sale the carrying value of the Cade? business had been reduced to reflect both amortization of the goodwill recorded upon acquisition and a write-down taken in 2000 in connection with the Company's overall assessment of the fair market value of assets acquired (SEE Note 6).

8.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

    In February 1998, the Company sold 8,000,000 shares of Series B Redeemable Convertible Stock (the "Series B Preferred") for $12,000,000, or $1.50 per share. In August and September 1998, the Company sold 16,666,667 shares of Series C Redeemable Convertible Preferred Stock (the "Series C Preferred") for $80,000,000, or $4.80 per share. The Series A Redeemable Convertible Preferred, Series B Preferred and the Series C Preferred (collectively, the "Preferred Stock") were convertible into common stock on a one for one basis. The holders of the Preferred Stock were entitled to the number of votes equal to the number of common shares that could be obtained upon conversion on the date of the vote and were entitled to a discretionary noncumulative dividend. No Preferred Stock dividends had been declared or paid. At December 31, 1998 and at the date of conversion, total cumulative dividends in arrears, that would be payable upon a liquidation, were approximately $4,233,000 and $8,499,000, respectively. The Preferred Stock was converted into 31,996,667 shares common stock on a one-for-one basis, upon the consummation of the Company's initial public offering of its common stock.

    In May 2001, the Company issued 1,431,373 shares of its Series A Convertible Preferred Stock at a price per share of $25.50 to BellSouth Enterprises, Inc. ("BellSouth"), About.com, Inc. ("About.com") and certain other investors resulting in total proceeds of approximately $35,100,000 to the Company, net of issuance costs of approximately $1,400,000 (the "BellSouth Investment"). These shares are convertible into 14,313,730 shares of the Company's common stock at any time at the option of the holder. After 60 months from the date of issuance, the Company shall redeem the Series A Convertible Preferred Stock for cash or shares of the Company's common stock, in an amount equal to $36,500,000, plus accrued dividends thereon. The carrying value of the Series A Convertible Preferred Stock is being accreted up to its redemption value over 60 months using the effective interest method. Such accretion was $144,000 during the year ended December 31, 2001. Dividends accrue at 6% per annum and totaled $1,278,000 during the year ended December 31, 2001. In addition, in connection with the BellSouth Strategic Agreement (see Note 21), the Company agreed to issue warrants to BellSouth to purchase up to 4,500,000 shares of the Company's common stock, with exercise prices ranging from $4.55 to $8.55 per share that vest in May 2002 and expire during the period from May 2005 through May 2007. These warrants were valued, by an independent appraiser, at approximately $2,200,000 and are being amortized over 60 months.

    In August 2001, the Company issued 251,172 shares of the Company's common stock valued at $500,000 to JP Morgan Ventures Corporation as partial consideration for services rendered by JP Morgan Securities in connection with the aforementioned financing. Under the terms of the agreement with JP Morgan Securities, if the Company does not have in place an effective registration statement covering these shares by November 30, 2001, JP Morgan Ventures Corporation will have the right to cause the Company to repurchase such shares for $500,000. The value of these shares has been treated as a reduction of the carrying value of the Series A Convertible Preferred Stock and, since the Company has not yet filed such registration statement, has been included in accrued expenses in the accompanying balance sheet.

9.  STOCKHOLDERS' EQUITY

COMMON STOCK

    In April and May 1999, a group of third-party investors purchased an aggregate of 3,727,272 shares of the Company's common stock at $11 per share, or approximately $41,000,000, less fees and commissions of $1,640,000 paid by issuing 149,091 shares of the Company's common stock. These investors were subject to a one-year restriction on the sale or transfer of such shares, after which such investors were granted certain registration rights.

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

    In February and September 2001, the Company issued 1,058,476 and 1,148,435, shares of common stock, respectively to Gratis1, valued at $7,945,000 pursuant to a Gratis1 loan guarantee. As of December 31, 2000, the company had already recognized common stock issuable to Gratis1 of $7,800,000.

    In July 2001, the Company issued 784,314 shares of its common stock to Primedia, Inc. valued at $2,000,000 in connection with the execution of a content license agreement with Primedia, Inc., Primedia Magazines Inc., and About.com, Inc.

    In August 2001, the Company issued 251,172 shares of the Company's common stock valued at $500,000 to its placement agent "JP Morgan Ventures Corporation" in connection with the Company's financing in May 2001 (SEE Note 8).

    During 1999, 2000 and 2001 the Company issued 2,179,367 shares, 1,489,477 shares and 9,853,950 shares, respectively, for various acquisitions and earnout provisions (SEE Note 10).

    During the year ended December 31, 2001, the Company issued 204,627 shares of its common stock for approximately $106,000 in connection with the exercise of stock options. Additionally, the Company sold 88,107 shares of common stock for approximately $154,000 in connection with its Employee Stock Purchase Plan and issued 3,125 shares of common shares related to a prior conversion of Preferred Stock issued in 1998.

    During the year ended December 31, 2001, the Company repurchased 349,912 of its common shares, primarily in connection with the termination of certain officer employment (SEE Note 20).

JUNIOR NON-VOTING CONVERTIBLE PREFERRED STOCK

    In connection with the PageCell International acquisition, the Company issued 58,140 shares of Series 1999A, Junior Non-Voting Convertible Preferred Stock (the "Series 1999A Preferred"). After the first anniversary date of the issue of the Series 1999A Preferred, the Series 1999A Preferred became convertible into common stock on a one for one basis subject to certain anti-dilution provisions, at any time at the option of the holder.

10. ACQUISITIONS

    In April 2001, the Company acquired certain assets of Obsidiana, Inc. ("Obsidiana"), a premier online destination for Latin American women, in exchange for 1,125,000 shares of the Company's common stock, valued at approximately $2,621,000. The stockholders of Obsidiana included entities managed by J.P. Morgan Partners and Flatiron Partners. The entire value of the purchase price was attributed to goodwill at the time of purchase. The results of operations have been included in the Company's financial statements from the date of acquisition. Pro-forma consolidated results of operations are not included, as the effects of the Obsidiana acquisition were not material to the Company. In September 2001, the Company as part of the restructuring and change in business strategy, wrote off the remaining goodwill totaling $2,258,000.

    In February 2000, the Company acquired Ola Turista Ltda. ("Ola Turista"), the owner of Guia SP and Guia RJ, leading cultural and entertainment guides in the cities of Sao Paulo and Rio de Janeiro, Brazil in exchange for 71,524 shares of its common stock, valued at approximately $3,362,000 and $2,000,000 in cash. Pursuant to the purchase agreement, the Company was obligated to pay additional consideration in the form of the Company common stock, subject to Ola Turista meeting certain specified performance targets. Such targets were met and, as such, the Company accrued $1,625,000 and $375,000 of common stock issuable at December 31, 2000 and April 30, 2001, respectively. In April 2001, the Company issued 592,128 shares of its common stock in full satisfaction of the common stock issuable. In September 2001, the Company wrote off $335,000 of goodwill charges related to this transaction as part of the realignment of its business.

    In April 2000, the Company acquired AdNet, a leading Mexican search portal and Mexico's largest web directory. The Company paid $5,000,000 in cash and issued 469,577 shares of common stock, valued at approximately $15,000,000, to acquire all of the outstanding equity of AdNet. Pursuant to the purchase agreement, the Company was obligated to pay additional consideration in the form of the Company common stock over a five-year period, subject to AdNet meeting certain specified performance targets. In 2000 an additional 948,376 shares, valued at $10,943,000 based on the fair market value of the common stock upon issuance, were issued as additional consideration and an additional $1,464,000 was recorded as common stock issuable for targets met in the fourth quarter of 2000. In connection with this acquisition, the Company was obligated under its agreements with respect to such acquisition to pay additional consideration in the form of the Company's common stock over a five-year period from the acquisition date, subject to AdNet meeting certain specified performance targets. In November 2001, the Company, AdNet and the former stockholders of AdNet entered into a Termination Agreement pursuant to which the Company agreed to issue to the stockholders of AdNet 8,000,000 shares of the Company's common stock, in full satisfaction of the Company's obligations under the stock purchase agreement and certain other related agreements between the Company and the former stockholders of AdNet. As of December 31, 2001, the Company had issued a total of 7,600,000 shares. The Company has not issued the remaining 400,000 shares pending resolution of outstanding claims that the Company has against the former stockholders. In September 2001, the Company decided to shutdown the operations as part of the realignment of the business and it wrote off a total of $8,738,000 in remaining goodwill.

    In March 1999, the Company acquired all of the outstanding stock of Achei Internet Promotion Ltda., ("Achei") a Brazilian company in exchange for cash of $810,000.

    In April 1999, the Company acquired all of the outstanding stock of KD Sistemas de Informacao Ltda. ("KD Sistemas"), a Brazilian company, in exchange for a cash payment of $5,000,000 at closing, $320,000 paid during 1999, $3,490,000 during 2000 and additional estimated cash payments of up to $4,890,000, in the aggregate, due in March 2001 and 2002 upon the achievement of certain performance targets. The financial performance goals were met prior to December 31, 1999 and approximately $4,500,000 was accrued as additional goodwill at that time. The remaining $3,200,000, for which the performance targets were also met, was contingent upon the continued employment of certain key individuals. As such, during 2000, the Company recorded the remaining $3,200,000 as compensation expense upon the completion of the required employment period.

    In June 1999, the Company acquired all of the outstanding stock of Servicios Interactivos Limitada ("SIL") for 20,000 shares of the Company's common stock valued at $1,000,000.

    In September 1999, the Company purchased substantially all of the assets of PageCell International Holdings, Inc. ("PageCell International"), a provider of advanced mobile technologies and services, in exchange for 174,418 shares of common stock and 58,140 shares of Series 1999A Junior Non-Voting Convertible Preferred Stock, valued at approximately $8,800,000 at the closing date and additional equity consideration valued at up to $15,000,000 upon the achievement of certain specified quarterly performance related targets through December 2000. The actual additional equity consideration earned was approximately $1,371,000, which was accrued as common stock issuable at December 31, 2000. In April 2001, the Company issued 528,787 shares, in full settlement of such common stock issuable.

    In November 1999, the Company acquired Paisas for 8,728 shares of its common stock valued at $346,000. In March 2001, the Company issued an additional 8,035 shares of its common stock to Paisas, valued at $139,000 as additional consideration related to revenue targets specified in the original purchase agreement.

    The Company accounted for the aforementioned acquisitions under the purchase method of accounting and the results of the operations have been included in the financial statements of the Company from the respective dates of acquisition. The excess purchase price over the fair value of the net assets acquired, including expenses incurred by the Company, has been recorded as goodwill.

    In May 1999, the Company acquired all of the outstanding stock of WassNet, a company organized under the laws of Spain. WassNet (subsequently renamed LatinRed S.L.) became a wholly-owned subsidiary of the Company and the WassNet shareholders received 161.9 shares of the Company's common stock for each outstanding WassNet share. Accordingly, the Company issued 1,133,334 shares of its common stock for all the outstanding shares of WassNet stock. WassNet is a Spanish-language online community offering e-mail, chat, classifieds, bulletin boards, home pages and search capabilities. In connection with the merger, WassNet recorded a one-time charge of $773,000 for transaction costs and the Company recorded a one-time charge of $294,000 in transaction costs.

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

    The WassNet acquisition and Webcast Solutions Merger were each accounted for as a pooling of interests.

11. LOSS PER SHARE

    The following tables set forth the computation of basic and diluted earnings per share:

                                                              YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                        1999           2000            2001
                                                    ------------   -------------   -------------
                                                                    (RESTATED)
Numerator:
  Net loss........................................  $(90,673,000)  $(210,839,000)  $(165,569,000)
  Preferred stock dividends and accretion.........    (4,266,000)             --      (1,422,000)
                                                    ------------   -------------   -------------
  Numerator for basic and diluted loss per
    share-net loss available for common
    stockholders..................................  $(94,939,000)  $(210,839,000)  $(166,991,000)
                                                    ============   =============   =============
Denominator:
  Denominator for basic and dilutive loss per
    share-weighted average shares.................    41,170,602      65,919,685      71,181,377
                                                    ============   =============   =============
  Basic and diluted net loss per share............  $      (2.31)  $       (3.20)  $       (2.35)
                                                    ============   =============   =============

    Diluted net loss per share does not include the effect of options and warrants to purchase 11,860,970, 23,716,014 and 17,653,546 shares of common stock at December 31, 1999, 2000 and 2001, respectively. Diluted net loss per share for the year ended December 31, 2001 also does not include the effect of 14,313,730 shares of common stock issuable upon the conversion of Preferred Stock on an "as if converted" basis, respectively, as the effect of their inclusion is antidilutive.

12. STOCK OPTIONS

    In January 1997 the Company adopted the 1997 Stock Option Plan, in
July 1998 the company adopted the 1998 Stock Option Plan and in March 2000 the company adopted the 2000 Stock Incentive Plan (collectively, the "Option Plans"). All options granted under the 1997 plan were cancelled, with the exception of options to purchase 2,000,000 shares. The 1998 Stock Option Plan provided for the authorization of 10,000,000 shares. In February 1999, an additional 7,000,000 shares were added. An annual increase is to be added each July 1 beginning with July 1, 2000 equal to the lesser of 4,000,000 shares or 4% of the outstanding shares on that date. In July 2000 an additional 2,639,632 shares were reserved for issuance pursuant to the 1998 Stock Option Plan. The 2000 Stock Incentive Plan provides for an initial authorization of 20,000,000 shares, with an annual increase equal to the lesser of 4,000,000 shares or 5% of the then outstanding shares. The Option Plans provide for the granting of incentive stock options and non-qualified stock options to purchase common stock to eligible participants. Options granted under the Option Plans are for periods not to exceed ten years. The 2000 Stock Incentive Plan also provides for the granting of stock appreciation rights, common stock and common stock equivalents to eligible participants. In July 1998, approximately 1,400,000 non-qualified options outstanding were exchanged for incentive stock options having terms generally equivalent to the non-qualified options.

    Options issued prior to February 1999 generally vest one-third after the first year of service and ratably each month thereafter over the next two years. Options issued beginning February 1999 generally vest one-fourth after the first year of service and ratably each month thereafter over the next three years. Certain options, including options to purchase 2,000,000 shares granted in April 1998, options to purchase 1,500,000 shares granted in December 1998, and options to purchase 2,000,000 shares granted in October 1999, were immediately vested.

    In connection with the granting of stock options in 1998 and the exchange of non-qualified options to incentive stock options, the Company recorded deferred compensation of approximately $19,500,000. In connection with the granting of stock options in 1999, the Company recorded additional deferred compensation of approximately $6,400,000. Deferred compensation is being amortized for financial reporting purposes over the vesting period of the options. The amount recognized as expense during the year ended December 31, 1999, 2000 and 2001 amounted to approximately $6,400,000, $4,519,000 and $2,218,000 respectively.

    In connection with the Webcast Solutions Merger, all the Webcast Solutions options outstanding at the time of the merger were exchanged for options to purchase 101,132 shares of the Company's common stock at an exchange ratio of ..1084 shares of the Company's common stock for each option outstanding.

    The following transactions occurred with respect to the Option Plans:

                                                                 WEIGHTED AVERAGE
                                                     SHARES       EXERCISE PRICE
                                                   -----------   ----------------
Outstanding, December 31, 1998...................    6,131,933        $  .81

Transactions in 1999
Granted..........................................    7,607,230         21.26
Canceled.........................................     (259,464)        16.65
Exercised........................................   (1,618,729)         1.26
                                                   -----------
Outstanding, December 31, 1999...................   11,860,970         13.50

Transactions in 2000
Granted..........................................   16,340,050         14.16
Canceled.........................................   (3,330,521)        25.01
Exercised, net of rescissions....................   (1,154,485)         2.34
                                                   -----------
Outstanding, December 31, 2000...................   23,716,014         12.88

Transactions in 2001
Granted..........................................      289,500          2.72
Canceled.........................................  (10,647,341)        15.37
Exercised........................................     (204,627)          .52
                                                   -----------
Outstanding, December 31, 2001...................   13,153,546        $10.63
                                                   ===========

    In December 2000, several employees of the Company were given the right to rescind 327,524 options exercised earlier in the year. Such rescissions were permitted to allow the employees to avoid adverse personal tax issues. Upon the rescission of the option exercises, the employees returned the

327,524 shares to the Company and the Company returned 327,524 options, with the original terms, and the cash received upon exercise of the options. Such rescissions resulted in $48,000 in expenses to the Company and the shares were returned to authorized and unissued as of December 31, 2000. There was no rescission in 2001.

    The following table summarizes information concerning outstanding options at December 31, 2001:

                                                     WEIGHTED AVERAGE
                                                        REMAINING
                                        NUMBER       CONTRACTUAL LIFE      NUMBER
EXERCISE PRICE RANGE                  OUTSTANDING   OPTION OUTSTANDING   EXERCISABLE
--------------------                  -----------   ------------------   -----------
$0.50 - $0.50.......................   2,246,843            6.1           2,246,843
$1.60 - $2.19.......................   1,477,669            7.9           1,448,981
$3.00 - $4.19.......................   2,096,500            9.0           1,920,375
$4.88 - $6.88.......................   3,533,527            8.4           2,362,509
$11.00 - $15.00.....................      95,500            7.7              85,199
$18.00 - $21.56.....................     172,709            8.4              82,072
$29.18 - $31.50.....................   3,325,611            7.9           2,783,413
$35.43 - $48.19.....................     205,187            7.8             115,768
                                      ----------                         ----------
                                      13,153,546                         11,045,160
                                      ==========                         ==========

    The weighted average fair value of options granted during the years ended December 31, 1999, 2000 and 2001 was $13.32, $12.31 and $2.18, respectively.

    Pro forma information regarding net loss is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its stock options under the fair value method of the statement. The fair value for these options was estimated using the minimum value method prior to the Company's IPO and the Black-Scholes option pricing model thereafter with the following assumptions:

                                                          YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                                                       1999         2000         2001
                                                    ----------   ----------   ----------
Average risk-free interest rate...................        5.00%        4.75%        5.00%
Dividend yield....................................         0.0%         0.0%         0.0%
Average life......................................    5 years      4 years      3 years
Volatility........................................         .70         1.30         2.82

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The Company's pro forma information is as follows:

                                              YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------
                                       1999            2000            2001
                                   -------------   -------------   -------------
                                                    (RESTATED)
Pro forma net loss available to
  common stockholders............  $(136,827,000)  $(279,316,000)  $(192,544,000)
Pro forma basic and diluted loss
  per share......................  $       (3.32)  $       (4.24)  $       (2.70)

    In May 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees to purchase shares of common stock of the Company through payroll deductions at 85% of the fair market value during specific purchase periods, as defined. A total of 1,500,000 shares of common stock have been reserved for issuance under this plan. During the year ended December 31, 1999, 38,157 shares of common stock were issued to employees for total proceeds of $487,000. During the year ending December 31, 2000, 132,638 shares of common stock were issued to employees for total proceeds of $1,154,000. During the year ended December 31, 2001, 88,107 shares of common stock were issued to employees for total proceeds of $154,000.

13. INCOME TAXES

    The income tax provision of $231,000, $158,000 and $60,000 for the years ended December 31, 1999, 2000 and 2001, respectively, is comprised of foreign income taxes.

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. At December 31, 1999, 2000 and 2001 significant components of the Company's deferred tax assets and liabilities are as follows:

                                                    DECEMBER 31,
                                     -------------------------------------------
                                         1999           2000           2001
                                     ------------   ------------   -------------
                                                     (RESTATED)
Federal net operating loss
  carryforward.....................  $ 32,057,000   $ 78,676,000   $ 132,116,000
Depreciation and amortization......       322,000     (1,360,000)      5,639,000
Deferred rent......................       179,000      1,121,000         (90,000)
Restructuring charges..............            --        407,000              --
Other..............................       234,000      2,137,000       1,965,000
                                     ------------   ------------   -------------
                                       32,792,000     80,981,000     139,630,000
Valuation allowance................   (32,792,000)   (80,981,000)   (139,630,000)
                                     ------------   ------------   -------------
                                     $         --   $         --   $          --
                                     ============   ============   =============

    For U.S. federal income tax purposes, at December 31, 2001 the Company had net operating loss carryforwards of approximately $290,000,000 which expire from 2011 through 2022. A valuation allowance has been recognized to fully offset the deferred tax assets, as it has been determined that it is more likely than not that all or a portion of the deferred tax assets may not be realizable.

    The Company's valuation allowance increased by $20,515,000, $48,189,000, and $58,649,000 in 1999, 2000 and 2001, respectively.

    The reconciliation of the U.S. federal statutory rate to the effective tax rate for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1999        2000        2001
                                                        --------   ----------   --------
                                                                   (RESTATED)
U.S. statutory rate...................................     (35)%       (35)%       (35)%
Foreign losses with no U.S. benefit...................      10          12           4
Expenses not deductible for U.S. tax purposes.........       2           9           4
U.S. losses with no benefit...........................      23          14          27
Foreign taxes.........................................       1           1           1
Other.................................................      --          --          --
Effective tax rate....................................       1%          1%          1%

14. LONG-TERM DEBT

    At December 31, 2000, approximately $4.3 million was outstanding under the Company's computer equipment, furniture and fixture credit line. Amounts outstanding were payable in monthly installments of principal and interest of approximately $170,000, bearing interest at approximately 13.6% per annum and secured by certain of the Company's computer equipment and furniture and fixtures. At December 31, 2000, no additional borrowings were available under the credit line. As of December 31, 2001 the Company had repaid all amounts outstanding.

    Interest expense is comprised primarily of interest related to the equipment lease line that was paid in full in 2001.

15. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                      YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                        2000          2001
                                                     -----------   -----------
                                                     (RESTATED)
Product and technology development.................  $ 1,173,000   $ 3,182,000
Sales and marketing................................    4,854,000     1,654,000
General and administrative.........................    3,548,000     6,090,000
Accrued fixed asset and intangible purchases.......      777,000     2,500,000
Acquisitions related expenses and earn-outs........    5,039,000       672,000
Other..............................................      210,000     1,014,000
                                                     -----------   -----------
                                                     $15,601,000   $15,112,000
                                                     ===========   ===========

16. COMMITMENTS

OPERATING LEASES

    The Company rents office space under non-cancelable lease agreements. The minimum annual rental commitments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2001 are as follows:

YEAR ENDED DECEMBER 31
2002........................................................  $  692,000
2003........................................................     624,000
2004........................................................     543,000
2005........................................................     464,000
Thereafter..................................................      79,000
                                                              ----------
Total.......................................................  $2,402,000
                                                              ==========

    Rent expense amounted to approximately $1,633,000, $7,177,000 and $5,657,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

17. LETTERS OF CREDIT

    The Company has entered into several letter of credit arrangements with banks in connection with an office lease agreement, the KD Sistemas acquisition and the Gratis1 AT&T guarantee (see note 21). At December 31, 2000 and 2001, the amount of the letters of credit, in the aggregate, is $12,000,000 and $162,000, respectively, which are fully secured by an equal amount of cash that is restricted as to its use and included in non-current other assets.

18. RETIREMENT PLAN

    The Company has a 401(k) plan that covers its eligible domestic employees. The plan does not require a matching contribution by the Company.

19. SIGNIFICANT CUSTOMERS AND GEOGRAPHICAL CONCENTRATION

    For the year ended December 31, 2001, two advertisers, accounted for approximately 14% and 11% of the Company's total revenue, respectively. For the year ended December 31, 2000 and 1999, no single advertiser accounted for more than 10% of our total revenues.

    Geographical information is as follows:

                                 1999                        2000                        2001
                       -------------------------   -------------------------   -------------------------
                                        FIXED                       FIXED                       FIXED
                         REVENUE       ASSETS        REVENUE       ASSETS        REVENUE       ASSETS
                       -----------   -----------   -----------   -----------   -----------   -----------
                                                          (RESTATED)
United States........  $12,477,000   $19,091,000   $29,362,000   $46,396,000   $13,047,000   $20,188,000
Latin America........    7,612,000     4,069,000    22,958,000     9,173,000    10,327,000     4,996,000
                       -----------   -----------   -----------   -----------   -----------   -----------
Consolidated
  Totals.............  $20,089,000   $23,160,000   $52,320,000   $55,569,000   $23,374,000   $25,184,000
                       ===========   ===========   ===========   ===========   ===========   ===========

    The Company's revenues are allocated to the country in which the invoice for the related service is generated. Although most invoices are issued to customers in the same country in which the invoice is generated, some or all of the related service may be delivered in or targeted to users in another country.

20. DUE FROM OFFICERS

    During the year ended December 31, 2000, the Company provided lines of credit to certain officers totaling $6,400,000, under which $4,600,000 was advanced to such officers. Such lines were non-recourse, bearing interest at rates ranging from 6.75% to 10.0% per annum. In January 2001, the lines of credit available to the Company's officers were increased to $12,400,000. During 2001, the Company had made loans to officers under such lines of credit totaling approximately $11,000,000. These loans are secured by shares of the Company's common stock held by its officers to the extent permitted by Regulation U under the Securities Exchange Act of 1934, as amended. In addition, during the year ended December 31, 2000, the Company made an unsecured, recourse loan totaling $500,000 to its then Chief Operating Officer. As a result of the termination of certain officer's employment and management's determination that the loans were unrealizable due to a reduction in value of the supporting collateral, the Company provided a full reserve and/or fully wrote-off the $11,500,000 plus $600,000 of interest outstanding as of June 30, 2001, which amount is included in restructuring and other charges (see Note 4). In connection with the termination of employment of the Company's former Chief Financial Officer, Chief Operating Officer and Senior Vice President of Global Sales, the Company terminated the lines of credit provided to them and completely discharged all amounts owed there under. For the termination of the former Chief Financial Officer's line of credit, 326,000 shares of the Company's common stock was returned to the Company. Loans to other officers continue to be outstanding.

21. RELATED PARTIES

GRATIS1

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

    J.P. Morgan Partners (SBIC) LLC (formerly Chase Equity Associates), The Flatiron Fund 2000 LLC and the Flatiron Associates II LLC (the "Lenders") purchased debt securities from G1 in an aggregate amount of $17,300,000. Approximately $10,300,000 of such securities was backed by a limited guaranty by the Company, payable in its common stock. In January 2001, G1 ceased operations and in February 2001, the Company issued its common stock with a market value of approximately $4,500,000 to the Lenders pursuant to the guaranty of $7,000,000 of such securities. In connection with the remaining $3,300,000 guaranty, the Company issued an additional 1,148,435 shares of its common stock in September 2001, valued at approximately $3,400,000, representing the final settlement of this obligation plus accrued interest.

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

    During the quarter ended September 30, 2000, an agreement between the Company and AT&T Global Network Services ("AT&T") to provide Internet access services in Argentina, Brazil, Chile, Colombia and Mexico was assigned to G1. AT&T was entitled to draw upon a $2,800,000 letter of credit, guaranteed by the Company, in the event G1 failed to perform under this agreement. Following payment by G1 of a $1,000,000 debt to AT&T in December 2000, the amount drawable under letter of credit was reduced to $1,800,000. As of September 30, 2001, AT&T had fully drawn down on the letter of credit. Accordingly, during the period ended December 31, 2001, the Company recognized an expense of $1,800,000 related to the guaranty.

    During 2000, the Company generated approximately $2,600,000 of advertising revenue and $1,400,000 of software and consulting services revenue from G1.

BELLSOUTH

    In May 2001, the Company entered into an agreement with BellSouth to create multi-access portals in Latin America (the "BellSouth Strategic Agreement"). Under the terms of the five-year agreement, the Company will design and service the multi-access portals and mobile applications and provide content, software application integration and support to BellSouth's operating companies in Latin America. BellSouth will supply wireless communications, marketing of services and billing capabilities. The two companies will share revenues generated by the new multi-access portals. All revenues associated with design and maintenance activities and the technology licenses are being recognized ratably over the life of the agreement, while the user fees and transaction revenues are being recognized when the services are rendered. For the year ended December 31, 2001, the Company recognized $551,000 in revenue, net of amortization for warrants, in connection with the BellSouth Strategic Agreement.

ABOUT.COM, INC.

    In June 2001, the Company entered into a five-year agreement with About.com to create a jointly operated co-branded website, within the About.com website. About.com granted the Company certain worldwide license rights to use its content and proprietary technology in exchange for $2,000,000 in cash and $3,000,000 in shares of the Company's common stock. As of December 31, 2001, $2,000,000 of such shares has been issued and $1,000,000 remains in common stock issuable. The aggregate purchase price of $5,000,000 was allocated to intangible assets ($3,500,000), pre-paid maintenance ($700,000) and pre-paid advertising expenses ($800,000). During December 2001, the Company wrote-off the unamortized balance of approximately $3,100,000 of the amount allocated to intangible assets and approximately $600,000 of the amount allocated to pre-paid maintenance as part of the realignment and change in business strategy the Company implemented. The advertising expenses of $800,000 were fully rendered during the period ended December 31, 2001.

TERMINATION AGREEMENTS

    In August 2001, the Company entered into separation and release agreements with Messrs. Jack C. Chen, the Company's former President and Vice Chairman of the Company's Board of Directors, and Fernando J. Espuelas, the Company's former Chief Executive Officer, under which each ceased his employment with the Company. Each of these separation and release agreements superceded each executive's respective employment agreement with the Company. Under the agreements, (i) each executive was entitled to a one time payment of $650,000, which was paid to the executives in August 2001, and to payment of medical and dental premiums through February 2003, (ii) the Line of Credit provided to each executive under certain agreements dated December 28, 2000 (as amended on January 31, 2001) remained in full force and effect in accordance with its terms, and (iii) in the case of Mr. Chen, he received limited administrative support through December 31, 2001. Even though each executive's Line of Credit remained intact under the agreement, each executive agreed not to draw down any additional amounts there under. Mr. Espuelas agreed to remain the Chairman of the Company's Board of Directors, until November 15, 2001, at which time he resigned from such position, remaining thereafter as a director of the Company until July 1, 2002, at which time he resigned.

    In October 2001, the Company entered into a separation and release agreement with Mr. Steven J. Heller, the Company's Chief Financial Officer, under which Mr. Heller ceased his employment with the Company on November 15, 2001. Under the agreement, the executive's employment agreement expired and became null and void. Under the agreement, the Company agreed to terminate the Line of Credit provided to the executive under a letter agreement dated December 28, 2000, and completely discharged all amounts owed there under, and in consideration for such termination of the Line of Credit, the executive agreed to deliver to the Company 326,000 shares of the Company's common stock which has been accounted for as treasury stock using the value on the date the agreement was finalized of $114,000. In addition, the executive is entitled to a one-time payment of $350,000, which was paid to him in November 2001.

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

TRANSACTIONS WITH FORMER SHAREHOLDERS OF ADNET

    In connection with the Company's purchase of AdNet from Grupo MVS S.A. de C.V. ("Grupo MVS") and Harry Moller Publicidad S.A. de C.V. ("HMP") in
April 2000 Grupo MVS and HMP were paid in part with shares of the Company's common stock, and thereby became shareholders of the Company. In addition, under the AdNet purchase agreement, each of Grupo MVS and HMP entered into long-term services agreements with AdNet pursuant to which each of them would provide to AdNet certain advertising and promotional services in consideration for fees to be mutually agreed, subject to agreed parameters. It was further contemplated under the AdNet purchase agreement that

Grupo MVS and HMP would act as agents of AdNet in selling advertising. The revenues and expenses of the Company from this arrangement were restated and, as restated, are not material.

    In addition, in December 2000 SMN de Mexico, S.A. de C.V. entered into arrangements with Grupo MVS and HMP that were similar to those already in place with AdNet. The revenues and expenses of the Company associated with these arrangements were restated in their entirety, and the Company's restated financial statements reflect no such revenues or expenses. (SEE Note 10.)

22. LITIGATION

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

    On November 19, 2001, the Company announced to the public that it had commenced an investigation into the facts and circumstances related to certain accounting irregularities related to Mexican subsidiaries and that a restatement of its audited financial statements for the year ended December 31, 2000 and its unaudited financial statements for the quarters ended March 31, 2002 and June 30, 2002 would likely be necessary. The Company informed the SEC of this matter concurrently with its public announcement. Subsequently, the SEC has informed the Company that it has opened an investigation into this matter. The SEC investigation is on-going.

    In late 2001 and early 2002, eleven lawsuits were filed against the Company in the Southern District of New York in connection with the Company's announcement relating to the restatement referred above. A lead plaintiff for the class and lead plaintiff's counsel were subsequently selected and a motion filed to consolidate the various claims. The Consolidated Amended Complaint was filed on May 31, 2002 in the Southern District of New York under the caption In re StarMedia Network, Inc. Securities Litigation 01 Civ. 10556 (S.D.N.Y.). The lead plaintiffs and all defendants have executed a settlement agreement that resolves all claims in the consolidated action. The settlement amount will be paid by the Company's directors and officers' liability insurance carrier. This settlement agreement is subject to review and ratification by the Honorable Denny Chin of the United States District Court for the Southern District of New York. A list of the eleven lawsuits before consolidation follows:

CASE NAME                                                      DATE FILED
---------                                                 --------------------
Kramon v. StarMedia Network, et al......................  November 20, 2001
Stourbridge Ltd., et al. v. StarMedia Network, et al....  November 20, 2001
Rennel Trading Corp. v. StarMedia Network, et al........  November 21, 2001
Ehrenreich v. StarMedia Network, et al..................  November 27, 2001
Howe v. StarMedia Network, et al........................  November 27, 2001
Mayper v. StarMedia Network, et al......................  November 28, 2001
Dorn v. StarMedia Network, et al........................  December 3, 2001
Hindo v. StarMedia Network, et al.......................  December 12, 2001
Mather v. StarMedia Network, et al......................  December 19, 2001
Nulf v. StarMedia Network, et al........................  December 19, 2001
Vasko v. StarMedia Network, at al.......................  January 7, 2002

    In April 2002, AT&T Corp filed a claim in the United States District Court for the Southern District of New York seeking payment from the Company for telecommunications services rendered to The Company in the amount of approximately $337,000, and in June 2002 AT&T amended that complaint to increase the amounts claimed to approximately $1.4 million. In addition, for over a year the Company has engaged in periodic discussions with AT&T regarding the Company's alleged commitments to purchase a variety of services from AT&T, and in April 2002 had received correspondence from AT&T alleging that approximately $1.1 million was payable by the Company. The Company denies that it owes most of the amounts alleged to be payable by AT&T. The parties have commenced settlement discussions. The Company's estimate of such settlement has been provided for in the accompanying financial statements.

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

    On January 2002 Mr. Carlos Ponce filed a claim in U.S. District Court in the Southern District Court of Florida in connection with allegations by Mr. Ponce that the Company exceeded the scope of a license to use his image in connection with an advertising campaign. Mr. Ponce claims violations of common law and statutory rights of publicity under Florida law, unfair business practices, misappropriation, and also asserts claims under the Lanham Act. Mr. Ponce seeks damages allegedly in excess of $1 million, treble damages, punitive damages, and injunctive and other equitable relief. The Company filed an answer to the complaint in February 2002. In June 2002 the judge in this case issued an order to show cause directing the plaintiff to show cause why the case should not be dismissed. Mr. Ponce has responded and delivered to the Company a request to produce documents. The Company denies Mr. Ponce's claims and believes that even if such claims were proven, the damages sought are grossly overstated, and that the Lanham Act claim may be legally deficient.

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

York, New York County against Patagon.com International, Inc. ("Patagon"). The complaint seeks to recover compensatory and consequential damages in an amount not less than $4.25 million for Patagon's breach of a Web Content Agreement pursuant to which the Company and Patagon hosted a co-branded website linked to the Company's internet property StarMedia.com through its "Money Channel." The complaint alleges that Patagon breached the Web Content Agreement by wrongfully and prematurely terminating the agreement. In August 2001, Patagon filed an Answer and Counterclaim (the "Counterclaim") to the complaint in which Patagon seeks to recover unspecified damages on claims for breach of contract and breach of the duty of good faith and fair dealing premised upon the Company's alleged breach of the Web Content Agreement. Also in August 2001, the Company served its Answer and Affirmative Defenses to the Counterclaim in which it denied all of the material allegations of the Counterclaim and asserted affirmative defenses to the claims asserted therein. Discovery is pending in this case.

    In September 2001, Justin K. Macedonia, the then General Counsel of the Company, filed a notice of intention to arbitrate against the Company, asserting that the Company was obligated to make tax indemnity payments to him in the amount of $1.7 million. The Company denied any obligation to make such payment and asserted counterclaims against Mr. Macedonia. Mr. Macedonia's employment with the Company terminated in November 2001. The arbitration hearing was concluded in March 2002. In May 2002 the arbitrator issued a final judgment denying Mr. Macedonia's claims, as well as the Company's counterclaims.

    In December 2000, a consulting company filed suit against the Company in the New York Supreme Court claiming unpaid fees of approximately $2.3 million. In October 2001, pursuant to a Settlement Agreement, the Company and the consulting company agreed to settle the lawsuit. The Company agreed to pay the consulting company an amount within the range that the Company had previously reserved for such lawsuit in its financial statements. The suit was settled for an amount not material to the Company. The Company has paid such amount and such lawsuit has been dismissed with prejudice.

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

23. SUBSEQUENT EVENT--UNAUDITED

    On July 3, 2002 the Company sold substantially all of the assets associated with starmedia.com, the Company's Spanish- and Portuguese-language portal, and LatinRed, the Company's Spanish language online community, to eresMas Interactive S.A. ("EresMas") for $8,000,000 in cash. In addition, in order to facilitate the transfer of these assets, the Company agreed to provide transitional services to EresMas under a Transition Licensing Agreement. The Company will recognize a loss of approximately $500,000 from the aforementioned sale. The assets sold comprised substantially of fixed assets and intangible assets. As part of the terms of the sale to Eresmas, the Company has agreed to cease using the "StarMedia" brand commercially and, subject to shareholder approval, to amend its certificate of incorporation to change its name. Since the sale, the Company operates commercially under the name "CycleLogic."

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                            STARMEDIA NETWORK, INC.

                                                                           CHARGED TO
                                                BALANCE AT   CHARGED TO      OTHER
                                                BEGINNING     COSTS AND    ACCOUNTS--   DEDUCTIONS--    BALANCE AT
DESCRIPTION                                     OF PERIOD     EXPENSES      DESCRIBE      DESCRIBE     END OF PERIOD
-----------                                     ----------   -----------   ----------   ------------   -------------
YEAR ENDED DECEMBER 31, 2001
Reserves and allowances deducted from asset
  accounts:
  Allowance for uncollectible accounts........  $1,849,000   $12,669,000   $     --     $10,065,000      $4,453,000
YEAR ENDED DECEMBER 31, 2000
Reserves and allowances deducted from asset
  accounts:
  Allowance for uncollectible accounts........  $  458,000   $ 6,687,000   $     --     $ 5,296,000      $1,849,000
YEAR ENDED DECEMBER 31, 1999
Reserves and allowances deducted from asset
  accounts:
  Allowance for uncollectible accounts........  $   65,000   $   393,000   $     --     $        --      $  458,000