Form 10-Q
period 2002-03-31
STARMEDIA NETWORK INC
filed 2002-07-11
CIK 1057334

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     1-15015

                                   -----------
                            (COMMISSION FILE NUMBER)

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   -----------

                             STARMEDIA NETWORK, INC.

             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                             06-1461770
    (State or Other Jurisdiction of       (I.R.S. Employer Identification
            Incorporation)                            Number)



                                999 BRICKELL AVE.
                                    SUITE #808
                                 MIAMI, FL 33131
                                 (305)-938-3000
               (Address, including zip code, and telephone number,
                  of registrant's principal executive offices)

                                   -----------

      Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

      As of July 1, 2002, there were 79,970,177 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

================================================================================

STARMEDIA NETWORK, INC. AND SUBSIDIARIES INDEX


                                                                        PAGE NO.
                                                                        --------

PART I.        FINANCIAL INFORMATION
       Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Condensed Consolidated Balance Sheets at March 31, 2002
               (unaudited) and December 31, 2001.........................    4
               Unaudited Condensed Consolidated Statements of
               Operations for the three months ended
               March 31, 2002 and 2001...................................    5
               Unaudited Condensed Consolidated Statements of
               Cash Flows for the three months ended March 31,
               2002 and 2001.............................................    6
               Notes to Unaudited Condensed Consolidated
               Financial Statements......................................    7
       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............   14
       Item 3. Quantitative and Qualitative Disclosure About
               Market Risk...............................................   19
PART II.       OTHER INFORMATION
       Item 1. Legal Proceedings.........................................   19
       Item 2. Changes In Securities and Use of Proceeds.................   21
       Item 3. Defaults upon Senior Securities...........................   21
       Item 4. Submission of Matters to a Vote of Security Holders.......   22
       Item 5. Other Information.........................................   22
       Item 6. Exhibits and Reports on Form 8-K..........................   22
       Item 7. Signatures................................................   22

                                     PART I
                              FINANCIAL INFORMATION

RECENT DEVELOPMENTS

         Since March 31, 2002, the Company has experienced the following developments:

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

         o In late 2001 and early 2002, eleven lawsuits were filed against the Company in the Southern District of New York in connection with the Company's announcement relating to the Restatement referred to in "Restatement Information" above. A lead plaintiff for the class and lead plaintiff's counsel were subsequently selected and a motion filed to consolidate the various claims. The Consolidated Amended Complaint was filed on May 31, 2002 in the Southern District of New York under the caption In re StarMedia Network, Inc. Securities Litigation 01 Civ. 10556 (S.D.N.Y.). In June 2002, the lead plaintiffs and all defendants executed a settlement agreement that resolves all claims in the consolidated action. The settlement amount will be paid by the Company's directors and officers liability insurance carrier. This settlement agreement is subject to review and ratification by the Honorable Denny Chin of the United States District Court for the Southern District of New York. See "Legal Proceedings".

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

      ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               MARCH 31,       DECEMBER 31,
                                                               ---------       ------------
                                                                 2002             2001
                                                                 ----             ----
                                                             (UNAUDITED)         (NOTE 1)
ASSETS
Current assets:
  Cash and cash equivalents .............................   $  17,405,000      $  21,635,000
  Accounts receivable, net of allowance for bad debts of
    $4,095,000 (2002) and $4,453,000 (2001) .............       2,940,000          2,963,000
  Unbilled receivables ..................................       1,347,000          2,079,000
  Receivable from sale of investment ....................            --           13,000,000
  Other current assets ..................................       2,993,000          3,768,000
                                                            -------------      -------------
Total current assets ....................................      24,685,000         43,445,000
Fixed assets, net .......................................      21,667,000         25,184,000
Intangible assets, net of accumulated amortization of
  $5,386,000 (2002) and $5,397,000 (2001) ...............       2,111,000          2,109,000
Goodwill, net of accumulated amortization of $1,111,000
  (2002 and 2001) .......................................         425,000            425,000
Other assets ............................................       1,156,000            573,000
                                                            -------------      -------------
Total assets ............................................   $  50,044,000      $  71,736,000
                                                            =============      =============



LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Accounts payable ......................................   $   3,129,000      $   4,419,000
  Accrued expenses ......................................      11,873,000         15,112,000
  Deferred revenues .....................................       1,668,000          2,534,000
                                                            -------------      -------------
Total current liabilities ...............................      16,670,000         22,065,000

Preferred dividends payable .............................       1,825,000          1,278,000

Series A Convertible Preferred Stock
  Series A Convertible Preferred Stock, $.001 par
    value, 1,960,784 shares authorized, 1,431,373 shares
    issued and outstanding at March 31, 2002 (liquidation
    preference of $37,778,000 (2001) and $38,325,000
    at March 31, 2002) ..................................      35,277,000         35,204,000

Stockholders' equity:
  Preferred stock authorized 10,000,000 shares:
  Series 1999A junior-non-voting convertible preferred
    stock, $.001 par value 2,300,000 shares authorized,
    58,140 shares issued and outstanding at
    March 31, 2002, and December 31, 2001, respectively
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 80,320,089 shares issued
    (2002 and 2001) .....................................          80,000             80,000
  Common stock issuable .................................       1,000,000          1,000,000
  Treasury stock, cost of 350,859 shares (2002), 349,912
    shares (2001) .......................................        (149,000)          (143,000)
  Additional paid-in capital ............................     542,115,000        542,144,000
  Accumulated deficit ...................................    (543,625,000)      (527,116,000)
  Deferred compensation .................................         (43,000)           (87,000)
  Accumulated comprehensive loss ........................      (3,106,000)        (2,689,000)
                                                            -------------      -------------
Total stockholders' (deficit) equity ....................      (3,728,000)        13,189,000
                                                            -------------      -------------
Total liabilities and stockholders' equity ..............   $  50,044,000      $  71,736,000
                                                            =============      =============



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                    STARMEDIA NETWORK, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     2002           2001
                                                                     ----           ----
                                                                         (UNAUDITED)
Revenues ....................................................   $  2,451,000    $  8,871,000
Operating expenses:
  Product and technology development ........................      7,546,000      14,542,000
  Sales and marketing .......................................      2,150,000      17,472,000
  General and administrative ................................      4,216,000       9,158,000
  Restructuring and other charges ...........................        347,000            --
  Depreciation and amortization .............................      3,867,000       5,739,000
  Stock-based compensation expense ..........................         14,000         715,000
  Impairment of fixed assets ................................           --         1,153,000
  Loss on sale of fixed assets ..............................        104,000            --
                                                                ------------    ------------

Total operating expenses ....................................     18,244,000      48,779,000
                                                                ------------    ------------

Loss from operations ........................................    (15,793,000)    (39,908,000)
Other income (expense):
  Interest income ...........................................        123,000       1,375,000
  Interest expense ..........................................           --           (75,000)
  Other expenses ............................................       (219,000)        (35,000)
                                                                ------------    ------------
Loss before provision for income taxes ......................    (15,889,000)    (38,643,000)
Provision for income taxes ..................................           --              --
                                                                ------------    ------------

Net loss ....................................................   $(15,889,000)   $(38,643,000)
Preferred stock dividends and accretion .....................       (620,000)           --
                                                                ------------    ------------
Net loss applicable to common stockholders ..................   $(16,509,000)   $(38,643,000)
                                                                ============    ============

Basic and diluted net loss per common share .................   $      (0.21)   $      (0.57)
                                                                ============    ============

Number of shares used in computing basic and diluted net loss
  per share .................................................     79,969,851      67,467,437
                                                                ============    ============



See accompanying See accompanying Notes to Unaudited Condensed Consolidated Financial Statements..

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   FOR THE THREE MONTHS ENDED
                                                                   --------------------------
                                                                            MARCH 31,
                                                                            ---------
                                                                       2002             2001
                                                                       ----             ----
                                                                          (UNAUDITED)

OPERATING ACTIVITIES
Net loss ......................................................   $(15,889,000)   $(38,643,000)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...............................      3,867,000       5,739,000
  Provision for bad debts .....................................         (7,000)      6,120,000
  Loss on asset impairment ....................................           --         1,153,000
  Loss on sale of fixed assets ................................        104,000            --
  Amortization of stock-based compensation ....................         14,000         715,000
  Deferred rent expense .......................................           --           335,000
  Changes in operating assets and liabilities:
     Accounts receivable ......................................        (46,000)        (11,000)
     Unbilled receivables .....................................        732,000         143,000
     Other assets .............................................        387,000         421,000
     Accounts payable and accrued expenses ....................     (4,213,000)       (195,000)
     Deferred revenues ........................................       (862,000)        297,000
                                                                  ------------    ------------
Net cash used in operating activities .........................    (15,913,000)    (23,926,000)
INVESTING ACTIVITIES
Purchase of fixed assets ......................................       (308,000)     (7,186,000)
Intangible assets .............................................           --          (104,000)
Other assets ..................................................       (587,000)      1,918,000
Officer loans .................................................           --        (2,478,000)
                                                                  ------------    ------------
Net cash used in investing activities .........................       (895,000)     (7,850,000)
FINANCING ACTIVITIES
Issuance of common stock ......................................           --            22,000
Purchase of treasury stock ....................................         (6,000)           --
Proceeds from the sale of investment ..........................     13,000,000            --
Repayment of long-term debt ...................................           --          (731,000)
                                                                  ------------    ------------
Net cash used in financing activities .........................     12,994,000        (709,000)
Effect of exchange rate changes on cash and cash equivalents ..       (416,000)        457,000
                                                                  ------------    ------------
Net decrease in cash and cash equivalents .....................     (4,230,000)    (32,028,000)
Cash and cash equivalents, beginning of period ................     21,635,000      93,408,000
                                                                  ------------    ------------
Cash and cash equivalents, end of period ......................   $ 17,405,000    $ 61,380,000
                                                                  ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid .................................................           --      $    184,000


Income taxes paid .............................................           --      $    392,000


SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING
  ACTIVITIES
Accrued costs for acquisitions ................................           --      $  5,576,000


Shares issued for acquisitions ................................           --      $  4,639,000



See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR
                                 MARCH 31, 2002

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


      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

      While management believes that additional financing or proceeds from the sale of the Company's Internet media services business will be available, there can be no assurance that the Company will obtain such additional capital or that such additional financing will be sufficient for the Company's continued existence. Furthermore, there can be no assurances that the Company will be able to generate sufficient revenues from the operation of the mobile solutions business to meet the Company's obligations.

2.  RESTATEMENT OF FINANCIAL STATEMENTS

      The Company, in consultation with its independent accountants, determined to restate its unaudited consolidated financial statements for the fiscal quarters ended March 31, June 30, September 30, and December 31, 2000, as well as quarters ended March 31 and June 30, 2001, and its audited consolidated financial statements for the fiscal year ended December 31, 2000. The Company initially announced its intention to restate these consolidated financial statements on November 19, 2001. That announcement related to the preliminary conclusion of a Special Committee of the Board of Directors that approximately $10,000,0000 in revenues was improperly recognized by two of the Company's Mexican subsidiaries during the period October 1, 2000 through June 30, 2001. Subsequent to that announcement, the Special Committee authorized the Company's management to undertake an additional investigation in order to confirm whether any additional accounting irregularities occurred during the periods in question.
                                      -7-

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



                                            For the period ended
                                               March 31, 2001
                                            --------------------
                                          As previously
                                            Reported   As restated
                                            --------   -----------
      Consolidated Statement
      of Operations:
      Revenues                               $ 16,039    $  8,871
      Sales and marketing                      19,664      17,472
      General and administrative                7,674       9,158
      Loss from impairment of fixed assets       --         1,153
      Total operating expenses                 48,334      48,779
      Loss from operations                    (32,295)    (39,908)
      Interest expense                           (184)        (75)
      Loss before provision for
         income taxes                         (31,139)    (38,643)
      Provision for income taxes                  (87)       --
      Net Loss                                (31,226)    (38,643)
      Basic and diluted net loss
         per Common Share                    $  (0.46)   $  (0.57)


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

3.  BARTER TRANSACTIONS

      A portion of the Company's revenues are derived from barter transactions (agreements whereby the Company trades advertising on its Network or services in exchange for advertising from unrelated parties). Barter advertising revenues and expenses are recognized in accordance with Emerging Issues Task Force Issue No. 99-17, "Accounting for Barter Advertising". Barter service revenues and expenses are recognized in accordance with Accounting Principals Board Opinion No. 29, "Accounting for Non-monetary Transactions". Revenues from barter transactions are recognized during the period in which the advertisements are displayed on the Company's network or the services are rendered. Barter expense is recognized when the Company's advertisements are run by the unrelated party, which is typically the same period when the barter revenues are recognized. For the three months ended March 31, 2002 and 2001, revenue derived from advertising barter transactions were approximately $319,000 and $3.1 million, respectively.

4.  FOREIGN CURRENCY AND INTERNATIONAL OPERATIONS

      The functional currency of the Company's active subsidiaries in Argentina, Brazil, Chile, Mexico, Spain and Colombia is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using period-end exchange rates for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains and losses are deferred and accumulated as a component of stockholders' (deficit) equity. The functional currency of the Company's Venezuelan subsidiary which in a highly inflationary is the U.S. dollar. Accordingly, the U.S. dollar is the functional currency, and monetary assets and liabilities are translated using the current exchange rate in effect at the period-end date, while nonmonetary assets and liabilities are translated at historical rates. Operations are generally translated at the weighted average exchange rate in effect during the period. The resulting foreign exchange gains and losses are recorded in the consolidated statement of operations.

5.  STOCKHOLDERS' (DEFICIT) EQUITY




      In May 2001, the Company issued 1,431,373 shares of its Series A Convertible Preferred Stock at a price per share of $25.50 to Bell South Enterprises, Inc. ("BellSouth") and certain other investors resulting in total proceeds of approximately $35.1 million to the Company, net of issuance costs of approximately $1,400,000 (the "BellSouth Investment"). These shares are convertible into 14,313,730 shares of the Company's common stock at any time at the option of the holder. After 60 months from the date of issuance, the Company shall redeem the Series A Preferred Stock for cash or shares of the Company's common stock, in an amount equal to $36.5 million, plus accrued dividends thereon. The carrying value of the Series A Convertible Preferred Stock is being accreted up to its redemption value over 60 months using the effective interest method. Such accretion was $73,000 during the quarter ended March 31, 2002. Dividends accrue at 6% per annum and totaled approximately $547,000 during the quarter ended March 31, 2002.

            During the quarter ended March 31, 2002, the Company repurchased 947 shares of its common stock in connection with the termination agreement of a certain employee.

6.  STOCK OPTIONS

      In connection with the granting of stock options in 1998 and the exchange of non-qualified options to incentive stock options, the Company recorded deferred compensation of approximately $19,500,000. In connection with the granting of stock options in 1999, the Company recorded additional deferred compensation of approximately $6,400,000. Deferred compensation is adjusted quarterly for exercises, cancellations and terminations and is being amortized for financial reporting purposes over the vesting period of the options. The amounts recognized as expense during the three-month period ended March 31, 2002 and March 31, 2001 were approximately $14,000 and $715,000, respectively.

      Diluted net loss per share does not include the effect of options and warrants to 15,822,528 and 23,399,256 shares of common stock at March 31, 2002 and 2001, respectively. Diluted net loss per share for the three-months ended March 31, 2002 also does not include the effect of 14,313,730 shares of common stock issuable upon the conversion of preferred stock on a "as if converted" basis, respectively, as the effect of their inclusion is antidilutive.

7.  RESTRUCTURING AND OTHER CHARGES

      In May 2001, the Company announced a restructuring, the purpose of which was to realign the Company's business operations and reduce its operational overhead. In connection with such restructuring, the Company recorded during the three months ended March 31, 2002 aggregate charges of approximately $347,000, which includes severance payments to employees of the Company. Substantially all restructuring and other charges previously accrued were paid during the quarter ended March 31, 2002.

8.  RELATED PARTY TRANSACTIONS

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

      In addition, in connection with the BellSouth Strategic Agreement (see
Note 5), the Company agreed to issue warrants to BellSouth to purchase up to 4,500,000 shares of the Company's common stock, with exercise prices ranging from $4.55 to $8.55 per share that vest in May 2002 and expire during the period from May 2005 through May 2007. These warrants were valued, by an independent appraiser, at approximately $2.2 million and are being amortized over 60 months. During August 2001, the Company issued 251,172 shares of the Company's common stock valued at $500,000 to its placement agent "JP Morgan Ventures Corporation" in connection with the aforementioned financing. Under the terms of the agreement with "JP Morgan Ventures Corporation," if the Company does not have in place an effective registration statement covering these shares by November 30, 2001, "JP Morgan Ventures Corporation" will have the right to cause the Company to repurchase such shares for $500,000. The value of these shares has not been included in stockholders' deficit due to the fact that the Company has not yet filed such registration statement.

       For the period ended March 31, 2002, the Company recognized $200,000 in revenue, net of amortization for the warrants, in connection with the BellSouth Strategic Agreement.

9.  COMPREHENSIVE LOSS

      Total comprehensive loss was approximately $16.3 million and $38.8 million for the three months ended March 31, 2002, and three months ended March 31, 2001, respectively.

10.  NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 41 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. The impact of adopting Statement 142 was to decrease the net loss and net loss per share by $291,000 and $.004, respectively, for the three months ended March 31, 2002. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized. The adoption of this statement had no material effect on the Company's financial position and results of operations.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The adoption of this statement had no material effect on the Company's financial position and results of operations.

11.  LEGAL PROCEEDINGS

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

      In late 2001 and early 2002, eleven lawsuits were filed against the Company in the Southern District of New York in connection with the Company's announcement relating to the restatement referred to above. A lead plaintiff for the class and lead plaintiff's counsel were subsequently selected and a motion filed to consolidate the various claims. The Consolidated Amended Complaint was filed on May 31, 2002 in the Southern District of New York under the caption In re StarMedia Network, Inc. Securities Litigation 01 Civ. 10556 (S.D.N.Y.). The lead plaintiffs and all defendants have executed a settlement agreement that resolves all claims in the consolidated action. The settlement amount will be paid by the Company's directors and officers' liability insurance carrier. This settlement agreement is subject to review and ratification by the Honorable Denny Chin of the United States District Court for the Southern District of New York. A list of the eleven lawsuits before consolidation follows:


        -----------------------------------------------------------------------------
                         CASE NAME                                     DATE FILED
        -----------------------------------------------------------------------------
        Kramon v. StarMedia Network, et al.                         November 20, 2001
        Stourbridge Ltd., et al. v. StarMedia Network, et al.       November 20, 2001
        Rennel Trading Corp. v. StarMedia Network, et al.           November 21, 2001
        Ehrenreich v. StarMedia Network, et al.                     November 27, 2001
        Howe v. StarMedia Network, et al.                           November 27, 2001
        Mayper v. StarMedia Network, et al.                         November 28, 2001
        Dorn v. StarMedia Network, et al.                           December 3, 2001
        Hindo v. StarMedia Network, et al.                          December 12, 2001
        Mather v. StarMedia Network, et al.                         December 19, 2001
        Nulf v. StarMedia Network, et al.                           December 19, 2001
        Vasko v. StarMedia Network, et al.                          January 7, 2002

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


12.  SUBSEQUENT EVENT




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

      THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND FUTURE PERFORMANCE OF THE COMPANY WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" OR SIMILAR LANGUAGE. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENTS. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 UNDER THE CAPTION "RISK FACTORS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN.

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

      Since the acquisition of PageCell the Company has, in addition to its media business, engaged in the business of providing Internet solutions to wireless telephone operators in Latin America. In May 2001, the Company signed a strategic agreement with Bell South International under which the Company would design and implement "multi-access portals" for Bell South's subsidiaries in Latin America. At the same time, Bell South and several other investors invested $35.1 million in the Company.

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


      The Company has derived revenues from its Internet media services principally through sales of advertising and promotions on these services, including banners, buttons and sponsorships. For the three months ended March 31, 2002, one advertiser accounted for more than 10% of total revenues and our top five customers accounted for 45% of our total revenues. In addition, the Company has used the information derived about users of its services, particularly from user surveys and email usage patterns, to sell targeted direct marketing emails to advertisers seeking to target specific user profiles. As explained above, these revenues are no longer an integral part of the Company's business model.


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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31,
2001

REVENUES

      Total revenues decreased to $2.5 million for the three months ended March 31, 2002 from $8.9 million, for the three months ended March 31, 2001. This decrease is mainly attributed to a decline in the volume of revenue-producing advertising impressions and sponsorships. Barter revenue for the three months ended March 31, 2002 and 2001 were 13% and 35%, respectively.

      For the three months ended March 31, 2002, one advertiser accounted for more than 10% of total revenues. For the three months ended March 31, 2001, two advertisers, individually, accounted for more than 10% of our total revenues.

      For the three months ended March 31, 2002, our top five customers accounted for 45% of our total revenues. For the three months ended March 31, 2001, our top five customers accounted for 49% of our total revenues.

OPERATING EXPENSES

PRODUCT AND TECHNOLOGY


      Product and technology expenses decreased to $7.5 million, or 308% of total revenues, for the three months ended March 31, 2002, from $14.5 million, or 164% of total revenues, for the three months ended March 31, 2001. This decrease was primarily due to a decrease of approximately $3.7 million for compensation-related expense, $1.4 million for consulting and contract fees, and $1.2 million in hosting and content acquisition related expense.


SALES AND MARKETING


      Sales and marketing expenses decreased to $2.2 million, or 88% of total revenues for the three months ended March 31, 2002 from $17.5 million, or 197% of total revenues for the three months ended March 31, 2001. This decrease was primarily due to decreases of approximately $2.8 million in compensation-related expense, $5.1 million in advertising expense, and $6.1 million for bad debt reserve. We believe the Company has ample coverage for bad debt and will continue to review the collectibility of our receivables.

GENERAL AND ADMINISTRATIVE


      General and administrative expenses decreased to $4.2 million, or 172% of total revenues, for the three months ended March 31, 2002, from $9.2 million, or 103% of total revenues, for the three months ended March 31, 2001. The decrease in general and administrative expenses was primarily attributed to decreases in approximately $2.0 million in compensation-related expenses, approximately
$1.5 million in office rent and utilities due to a significant reduction in our operating lease arrangements for the quarter ended March 31, 2001, and approximately $1.0 million in miscellaneous expenses recorded for the quarter ended March 31, 2001 in connection with the restatement.


DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expenses decreased to $3.9 million, or 158% of total revenues, for the three months ended March 31, 2002, from $5.7 million or 65% of total revenues, for the three months ended March 31, 2001. This decrease is attributed to decreases in depreciation expense due to a reduction in capital purchases, fixed asset impairment in year 2001, and the adoption of FASB Statement 142, which states that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill and intangibles were impaired in 2001. For the period ended March 31, 2002, the Company reviewed and assessed that there were no impairment for goodwill and intangibles.

STOCK-BASED COMPENSATION EXPENSE

      Of the cumulative deferred compensation amount, $14,000 was recorded as an expense for the three months ended March 31, 2002 compared with $715,000 recorded as expense for the three months ended March 31, 2001. The decrease relates to the reduction in employees. The unamortized balance is being amortized over the vesting period for the individual options, which is typically three years for options issued prior to February 1999 and four years for options issued thereafter.

INTEREST

      Interest income includes income from our cash and investments. Interest income decreased to $123,000 for the three months ended March 31, 2002 from $1.4 million for the three months ended March 31, 2001. Interest income decreased as a result of a decrease in the average invested cash balance for the above periods.

      For the quarter ended March 31, 2002, the Company had no debts outstanding, therefore, there was no interest expense recorded. For the quarter ended March 31, 2001, $75,000 in interest expense was recorded.

LIQUIDITY AND CAPITAL RESOURCES

      To date, we have financed our operations primarily through the sale of our equity securities. At March 31, 2002, we had $17.4 million in cash and cash equivalents, a decrease of $4.2 million from December 31, 2001.

      We used $15.9 million in operating activities for the three months ended March 31, 2002, a decrease from $23.9 million for the three months ended March 31, 2001 due to our efforts to reduce cost. Cash used in operating activities substantially related to our loss of $15.9 million and $38.6 million during the periods ended March 31, 2002 and March 31, 2001, respectively. For the three months ended March 31, 2002, non-cash activities included $3.9 million in depreciation and amortization. For the three months ended March 31, 2001, non-cash activities were $5.7 million for depreciation and amortization, $6.1 million in loss on asset impairment, and $1.2 million in loss on sale of fixed assets.

      For the three months ended March 31, 2002, we used $895,000 in investing activities, including $308,000 for purchase of fixed assets and $587,000 in purchase of other assets. For the three months ended March 31, 2001, we used $7.9 million in investing activities, including $7.2 million in purchase of fixed assets, $2.5 million in advances to officers, offset by $1.9 million in cash provided by release of letters of credit.

      Net cash provided by (used in) financing activities was $13.0 million and ($709,000) for the three months ended March 31, 2002 and 2001, respectively. Net cash provided by financing activities during the three months ended March 31,

2002 consisted of cash from sale of investment in KD Sistemas. Net cash used by financing activities during the three months ended March 31, 2001 consisted primarily of repayment of long-term debt.

      Our principal commitments consist of obligations outstanding under operating leases.

      We have experienced a substantial decrease in our capital expenditures this past year and operating lease arrangements have been reduced significantly.


      While we have reduced operating expenses significantly, through a reduction of our work force and other operating costs, our current cash and cash equivalents may not be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. If working capital is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or establish an additional credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. While management believes that additional financing or proceeds from the sale of the Company's Internet media services business will be available, there can be no assurance that the Company will obtain such additional capital or that such additional financing will be sufficient for the Company's continued existence. Furthermore, there can be no assurances that the Company will be able to generate sufficient revenues from the operation of the mobile solutions business to meet the Company's obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.


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


      In late 2001 and early 2002, eleven lawsuits were filed against the Company in the Southern District of New York in connection with the Company's announcement relating to the restatement referred to above. A lead plaintiff for the class and lead plaintiff's counsel were subsequently selected and a motion filed to consolidate the various claims. The Consolidated Amended Complaint was filed on May 31, 2002 in the Southern District of New York under the caption In re StarMedia Network, Inc. Securities Litigation 01 Civ. 10556 (S.D.N.Y.). The lead plaintiffs and all defendants have executed a settlement agreement that resolves all claims in the consolidated action. The settlement amount will be paid by the Company's directors and officers' liability insurance carrier. This settlement agreement is subject to review and ratification by the Honorable Denny Chin of the United States District Court for the Southern District of New York. A list of the eleven lawsuits before consolidation follows:


        -----------------------------------------------------------------------------
                         CASE NAME                                     DATE FILED
        -----------------------------------------------------------------------------
        Kramon v. StarMedia Network, et al.                         November 20, 2001
        Stourbridge Ltd., et al. v. StarMedia Network, et al.       November 20, 2001
        Rennel Trading Corp. v. StarMedia Network, et al.           November 21, 2001
        Ehrenreich v. StarMedia Network, et al.                     November 27, 2001
        Howe v. StarMedia Network, et al.                           November 27, 2001
        Mayper v. StarMedia Network, et al.                         November 28, 2001
        Dorn v. StarMedia Network, et al.                           December 3, 2001
        Hindo v. StarMedia Network, et al.                          December 12, 2001
        Mather v. StarMedia Network, et al.                         December 19, 2001
        Nulf v. StarMedia Network, et al.                           December 19, 2001
        Vasko v. StarMedia Network, et al.                          January 7, 2002


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

      In May 2002 the Company was notified that Digital Impact has presented a demand for arbitration seeking payment of approximately $594,000 allegedly owned to Digital Impact by the Company in connection with the Company's termination of an agreement with Digital Impact and the Company.


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

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  None.


      (b)  Reports on Form 8-K:


      A Form 8-K was filed on January 8, 2002, reporting sale Cade?, a popular Brazilian search engine and web directory acquired in 1999, to Yahoo! Brasil, a property of Yahoo! Inc. (Nasdaq:YHOO), a global Internet communications, commerce and media company. The financial terms of the transaction were not disclosed.

      A Form 8-K was filed on January 25, 2002, reporting the status of the investigation by the Company's Special Committee and delisting by The Nasdaq National Market. No financial statements were filed with this Current Report.

ITEM 7.  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 10, 2002





                                STARMEDIA NETWORK, INC.


                                /s/ Ana M. Lozano-Stickley
                                ------------------------------------------------
                            By: Ana M. Lozano-Stickley
                                CHIEF FINANCIAL OFFICER (DULY AUTHORIZED OFFICER AND PRINCIPAL FINANCIAL OFFICER)