Form 10-Q
period 2002-06-30
STARMEDIA NETWORK INC
filed 2002-08-14
CIK 1057334

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                     1-15015

                            (COMMISSION FILE NUMBER)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                            -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

As of August 12, 2002, there were 79,969,230 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                       PAGE NO.
PART I.          FINANCIAL INFORMATION

         Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 Unaudited Condensed Consolidated Balance Sheets at June 30, 2002 and
                 December 31, 2001 ................................................................................       3
                 Unaudited Condensed Consolidated Statements of Operations for the three and six months ended
                 June 30, 2002 and 2001 ...........................................................................       4
                 Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002
                 and 2001 .........................................................................................       5
                 Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended
                 June 30, 2002.....................................................................................       6

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............      12
         Item 3. Quantitative and Qualitative Disclosure About Market Risk.........................................      18

PART II.         OTHER INFORMATION

         Item 1. Legal Proceedings.................................................................................      19
         Item 2. Changes In Securities and Use of Proceeds.........................................................      20
         Item 3. Defaults upon Senior Securities...................................................................      20
         Item 4. Submission of Matters to a Vote of Security Holders...............................................      20
         Item 5. Other Information.................................................................................      21
         Item 6. Exhibits and Reports on Form 8-K..................................................................      21
         Item 7. Signatures........................................................................................      22

                                     PART I
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30, 2002  DECEMBER 31, 2001
                                                                                       -------------  -----------------

                                                                                        (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................................................   $   8,618,000    $  21,635,000
  Accounts receivable, net of allowance for bad debts of $3,946,000 (2002)
     and $4,453,000 (2001) .........................................................       2,507,000        2,963,000
  Unbilled receivables .............................................................         392,000        2,079,000
  Receivables from sale of investment ..............................................              --       13,000,000
  Other current assets .............................................................       3,616,000        3,768,000
                                                                                       -------------    -------------
TOTAL CURRENT ASSETS ...............................................................      15,133,000       43,445,000
  Fixed assets, net ................................................................      17,593,000       25,184,000
  Intangible assets, net of accumulated amortization of $5,393,000 (2002)
     and $5,397,000 (2001) .........................................................       2,059,000        2,109,000
  Goodwill, net of accumulated amortization of $1,111,000 (2002)
     and $1,111,000 (2001) .........................................................         425,000          425,000
  Other assets .....................................................................       1,565,000          573,000
                                                                                       -------------    -------------
TOTAL ASSETS .......................................................................   $  36,775,000    $  71,736,000
                                                                                       =============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable .................................................................   $   4,928,000    $   4,419,000
  Accrued expenses .................................................................       8,654,000       15,112,000
  Deferred revenue .................................................................       1,060,000        2,534,000
                                                                                       -------------    -------------
TOTAL CURRENT LIABILITIES ..........................................................      14,642,000       22,065,000
  Preferred dividends payable ......................................................       2,373,000        1,278,000
SERIES A CONVERTIBLE PREFERRED STOCK
  Series A Convertible Preferred Stock, $.001 par value,
    1,960,784 shares authorized, 1,431,373 shares issued and outstanding at June 30, 2002 (liquidation preference of $37,778,000 (2001) and $38,873,000
    at June 30, 2002)...............................................................      35,349,000       35,204,000

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, authorized 10,000,000 shares:
  Series 1999A junior-non-voting convertible preferred stock, $.001 par value,
    2,300,000 shares authorized, 58,140 shares outstanding at June 30, 2002 and
    December 31, 2001, respectively ................................................              --               --
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 80,320,089 shares issued
    (2002 and 2001).................................................................          80,000           80,000
  Common stock issuable ............................................................       1,000,000        1,000,000
  Treasury stock--cost of 350,859 shares (2002) and 349,912 shares (2001) ..........        (149,000)        (143,000)
  Additional paid-in capital .......................................................     542,104,000      542,144,000
  Accumulated deficit ..............................................................    (555,027,000)    (527,116,000)
  Deferred compensation ............................................................         (31,000)         (87,000)
  Accumulated comprehensive loss ...................................................      (3,566,000)      (2,689,000)
                                                                                       -------------    -------------
Total stockholders' equity (deficit) ...............................................     (15,589,000)      13,189,000
                                                                                       -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ...............................   $  36,775,000    $  71,736,000
                                                                                       =============    =============

See accompanying notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2002.

                    STARMEDIA NETWORK, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                   -----------------------------    ------------------------------
                                                                        2002            2001             2002            2001
                                                                   -------------   -------------    -------------    -------------
                                                                    (UNAUDITED)     (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Revenues ........................................................  $   1,955,000   $   6,289,000    $   4,406,000    $  15,159,000
Operating expenses:
  Product and technology development ............................      5,381,000      14,234,000       12,927,000       28,776,000
  Sales and marketing ...........................................        396,000      12,498,000        2,546,000       29,971,000
  General and administrative ....................................      2,926,000       7,946,000        7,142,000       17,103,000
  Restructuring and other charges ...............................        186,000      15,351,000          533,000       15,351,000
  Depreciation and amortization .................................      3,651,000       6,939,000        7,518,000       12,678,000
  Stock-based compensation expense ..............................          1,000         683,000           15,000        1,398,000
  Loss on impairment of fixed assets.............................             --              --               --        1,153,000
  Loss on sale of fixed assets...................................        163,000              --          267,000               --
                                                                   -------------   -------------    -------------    -------------

  Total operating expenses ......................................     12,704,000      57,651,000       30,948,000      106,430,000
                                                                   -------------   -------------    -------------    -------------

Loss from operations ............................................    (10,749,000)    (51,362,000)     (26,542,000)     (91,271,000)
Other income (expense):
  Interest income ...............................................         99,000         920,000          222,000        2,295,000
  Interest expense ..............................................        (93,000)       (568,000)         (93,000)        (643,000)
  Loss in unconsolidated subsidiary .............................             --      (1,800,000)              --       (1,800,000)
  Other income / (expenses) .....................................        (38,000)         90,000         (257,000)          55,000
                                                                   -------------   -------------    -------------    -------------

Net loss ........................................................  $ (10,781,000)  $ (52,720,000)   $ (26,670,000)   $ (91,364,000)
Preferred stock dividends and accretion .........................       (620,000)       (206,000)      (1,240,000)        (206,000)
                                                                   -------------   -------------    -------------    -------------
Net loss applicable to common stockholders ......................  $ (11,401,000)  $ (52,926,000)   $ (27,910,000)   $ (91,570,000)
                                                                   =============   =============    =============    =============
Basic and diluted net loss per common share .....................  $       (0.14)  $       (0.76)   $       (0.35)   $       (1.33)
                                                                   =============   =============    =============    =============
Number of shares used in computing basic and diluted net loss per
  share .........................................................     79,969,230      70,001,765       79,969,540       68,693,438
                                                                   =============    ============    =============    =============

See accompanying notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2002.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                                                            ---------------------------------
                                                                                 2002             2001
                                                                             -------------    -------------
                                                                              (UNAUDITED)      (UNAUDITED)
OPERATING ACTIVITIES
Net loss ..................................................................  $ (26,670,000)   $ (91,364,000)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...........................................      7,518,000       12,678,000
  Provision for bad debts .................................................       (165,000)      11,316,000
  Amortization of stock-based compensation ................................         15,000        1,398,000
  Writedown of officer loans ..............................................             --       10,397,000
  Deferred rent expense ...................................................             --        1,261,000
  Loss on impairment of fixed assets.......................................             --        1,153,000
  Loss on sale of fixed assets.............................................        267,000               --
Changes in operating assets and liabilities:
  Accounts receivable .....................................................        526,000          575,000
  Unbilled receivables ....................................................      1,687,000         (666,000)
  Other assets ............................................................       (495,000)      (1,535,000)
  Accounts payable and accrued expenses ...................................     (4,562,000)      (1,987,000)
  Deferred revenues .......................................................     (1,450,000)       2,864,000
                                                                             -------------    -------------
Net cash used in operating activities .....................................    (23,329,000)     (53,910,000)
INVESTING ACTIVITIES
Purchase of fixed assets ..................................................       (810,000)      (9,081,000)
Intangible assets .........................................................             --         (150,000)
Other assets ..............................................................       (995,000)       5,661,000
Officer loans .............................................................             --       (6,836,000)
Cash paid for acquisitions ................................................             --       (2,133,000)
                                                                             -------------    -------------
Net cash used in investing activities .....................................     (1,805,000)     (12,539,000)
FINANCING ACTIVITIES
Issuance of common stock ..................................................             --          204,000
Purchase of treasury stock.................................................         (6,000)              --
Proceeds from the sale of investment.......................................     13,000,000               --
Repayment of long-term debt ...............................................             --       (4,364,000)
Issuance of convertible preferred stock ...................................             --       36,500,000
                                                                             -------------    -------------
Net cash provided by financing activities .................................     12,994,000       32,340,000
Effect of exchange rate changes on cash and cash equivalents ..............       (877,000)         (76,000)
                                                                             -------------    -------------
Net decrease in cash and cash equivalents .................................    (13,017,000)     (34,185,000)
Cash and cash equivalents, beginning of period ............................     21,635,000       93,408,000
                                                                             -------------    -------------
Cash and cash equivalents, end of period ..................................  $   8,618,000    $  59,223,000
                                                                             =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid .............................................................  $      93,000    $     865,000
                                                                             =============    =============
Income taxes paid .........................................................  $          --    $     392,000
                                                                             =============    =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of content through common stock to be issued ..................  $          --    $   3,000,000
                                                                             =============    =============
Shares issued/issuable for acquisitions ...................................  $          --    $  18,635,000
                                                                             =============    =============
Accrued purchases of fixed assets .........................................  $          --    $     552,000
                                                                             =============    =============

See accompanying notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2002.

                    STARMEDIA NETWORK, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR
                       THE SIX MONTHS ENDED JUNE 30, 2002

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     The accompanying condensed consolidated financial statements include the accounts of StarMedia Network, Inc. (d/b/a CycleLogic) and its wholly-owned subsidiaries (collectively, the "Company"). All intercompany account balances and transactions have been eliminated in consolidation. StarMedia Network, Inc. was incorporated under Delaware law in March 1996. The Company, after a significant change in business strategy during the second half of 2001, is now principally engaged in providing mobile Internet software and application solutions to wireless telephone operators businesses targeting Spanish- and Portuguese-speaking audiences worldwide, described herein as the "mobile solutions business" or "mobile Internet solutions". The Company's mobile Internet solutions allow users to access and receive Internet content, tools and applications through wireless devices, such as pagers, cellular phones, PCS handsets and personal digital assistants, or PDAs. The Company was originally established to develop Internet sites tailored specifically to the interests and needs of Spanish and Portuguese speakers, sell advertising to advertisers seeking to reach its user base, and historically derived a majority of its revenues from fees paid by advertisers on its sites, described herein as the "Internet media business" or "media solutions business". Although the Company continued to provide Internet media services during this quarter, these services are no longer an integral part of the Company's business. On July 3, 2002, the Company sold a substantial part of their Internet media business. See Note 13.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

     The Company has incurred recurring operating losses and may have insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Furthermore, there can be no assurances that the Company will be able to obtain additional financing or be able to generate sufficient revenues from the operation of the mobile solutions business to meet the Company's obligations.

2.  BARTER TRANSACTIONS

     A portion of the Company's revenues is derived from barter transactions (agreements whereby the Company trades advertising on its network or services in exchange for advertising or services from unrelated parties). Barter advertising revenues and expenses are recognized in accordance with Emerging Issues Task Force Issue No. 99-17, Accounting for Barter Advertising. Barter service revenues and expenses are recognized in accordance with Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. Revenues from barter transactions are recognized during the period in which the advertisements are displayed on the Company's network or the services are rendered. Barter expense is recognized when the Company's advertisements are run or services are rendered by the unrelated party. For the three months ended June 30, 2002 and 2001, revenues derived from barter transactions were approximately $162,000 and $1.7 million, respectively. For the six months ended June 30, 2002 and 2001, revenues derived from barter transactions were approximately $482,000 and $4.8 million, respectively.

     For the three months ended June 30, 2002 and 2001, expenses recognized from barter transactions were approximately $(898,000) and $992,000, respectively. For the six months ended June 30, 2002 and 2001, expenses recognized from barter transactions were approximately $(417,000) and $3.8 million, respectively. Barter expense for the three and six month periods ended June 30, 2002 includes a benefit of approximately $1 million related to the final determination of the value of barter received upon the culmination at June 30, 2002 of certain underlying barter agreements.

3.  ACQUISITION

     In April 2001, the Company acquired certain assets of Obsidiana, Inc. ("Obsidiana"), a premier online destination for Latin American women, in exchange for 1,125,000 shares of the Company's common stock, valued at approximately $2,621,000. The stockholders of Obsidiana included entities managed by J.P. Morgan Partners and Flatiron Partners, which are, or affiliates of which are, shareholders of the Company. The entire value of the purchase price was attributed to goodwill at the time of purchase. The Company accounted for the Obsidiana acquisition under the purchase method of accounting and the results of operations have been included in the Company's financial statements from the date of acquisition. Pro-forma consolidated results of operations are not included, as the effects of the Obsidiana acquisition were not material to the Company. In September 2001, the Company as part of the restructuring and change in business strategy, wrote off the remaining goodwill totaling $2,258,000.

4.  FOREIGN CURRENCY AND INTERNATIONAL OPERATIONS

     The functional currency of the Company's active subsidiaries in Argentina, Brazil, Chile, Mexico, Spain and Colombia is the local currency in these countries. The financial statements of these subsidiaries are translated to U.S. dollars using period-end exchange rates for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains and losses are deferred and accumulated as a component of stockholders' equity. The functional currency of the Company's active subsidiary in Venezuela, which is a highly inflationary economy, is the U.S. dollar. Accordingly, monetary assets and liabilities are translated using the current exchange rate in effect at the period-end date, while nonmonetary assets and liabilities are translated at historical rates. Operations are generally translated at the weighted average exchange rate in effect during the period. The resulting foreign exchange gains and losses are recorded in the consolidated statements of operations.

5.  STOCKHOLDERS' (DEFICIT) EQUITY

COMMON STOCK

     In May 2001, the Company issued 1,431,373 shares of its Series A Convertible Preferred Stock at a price per share of $25.50 to BellSouth Enterprises, Inc. ("BellSouth"), About.com, Inc. ("About.com") and certain other investors resulting in total proceeds of approximately $35.1 million to the Company, net of issuance costs of approximately $1.4 million (the "BellSouth Investment"). These shares are convertible into 14,313,730 shares of the Company's common stock at any time at the option of the holder. After 60 months from the date of issuance, the Company shall redeem the Series A Preferred Stock for cash or shares of the Company's common stock, in an amount equal to $36.5 million, plus accrued dividends thereon. Dividends accrued at 6% per annum and totaled approximately $1,095,000 during the six months ended June 30, 2002. The carrying value of the Series A Convertible Preferred Stock is being accreted up to its redemption value over 60 months using the effective interest method. Such accretion was $145,000 during the six months ended June 30, 2002.

     In addition, in connection with the BellSouth Strategic Agreement (see Note
7), the Company issued warrants to BellSouth to purchase up to 4,500,000 shares of the Company's common stock, with exercise prices ranging from $4.55 to $8.55 per share that vest in May 2002 and expire during the period from May 2005 through May 2007. These warrants were valued, by an independent appraiser, at approximately $2.2 million and are being amortized over 60 months.

     During the six months ended June 30, 2001, the Company issued 104,627 shares of its common stock for approximately $57,000 in connection with the exercise of stock options. Additionally, the Company sold 66,135 shares of common stock for approximately $147,000 in connection with its Employee Stock Purchase Plan.

     During the six months ended June 30, 2002, the Company repurchased 947 shares of its common stock in connection with the termination agreement of a certain employee.

6.  STOCK OPTIONS

     Deferred compensation, related to the granting of stock options in 1998 and 1999, is adjusted quarterly for exercises, cancellations and terminations and is being amortized for financial reporting purposes over the vesting period of the options. The amounts recognized as expense during the three-month periods ended June 30, 2002 and 2001 were approximately $1,000 and $683,000, respectively. The amounts recognized as expense during the six-month periods ended June 30, 2002 and 2001 were approximately $15,000 and $1,400,000, respectively.

     Diluted net loss per share does not include the effect of options and warrants to purchase 14,526,999 and 25,048,000 shares of common stock at June 30, 2002 and 2001, respectively. Diluted net loss per share at June 30, 2002 and 2001 also does not include the effect of 14,313,730 shares of common stock issuable upon the conversion of preferred stock on an "as if converted" basis as the effect of their inclusion is antidilutive.

7.  RELATED PARTY TRANSACTIONS

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

     During August 2001, the Company issued to JP Morgan Ventures Corporation 251,172 shares of the Company's common stock valued at $500,000 as partial consideration for services rendered by JP Morgan Securities in connection with the aforementioned financing. Under the terms of the agreement with JP Morgan Securities, if the Company did not have in place an effective registration statement covering these shares by November 30, 2001, JP Morgan Ventures Corporation would have the right to cause the Company to repurchase such shares for $500,000. The value of these shares has not been included in stockholders' deficit due to the fact that the Company has not yet filed such registration statement.

     For the three and six months ended June 30, 2002, the Company recognized $197,000 and $397,000, respectively, in revenue, net of amortization for the warrants, in connection with the BellSouth Strategic Agreement.

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

AT&T

     During the quarter ended September 30, 2000, an agreement between the Company and AT&T Global Network Services ("AT&T") to provide Internet access services in Argentina, Brazil, Chile, Colombia and Mexico was assigned to Gratis 1, Inc. ("G1"). AT&T was entitled to draw upon a $1.8 million letter of credit, guaranteed by StarMedia, in the event G1 failed to perform under this agreement. At June 30, 2001, AT&T drew down $1.4 million of the letter of credit, the balance of which was drawn upon in July 2001. Accordingly, during the quarter ended June 30, 2001, the Company recognized an expense of $1.8 million related to the guaranty.

8.  DUE FROM OFFICERS

     During the year ended December 31, 2000, the Company provided lines of credit to certain officers totaling $6.4 million, under which $4.6 million was advanced to such officers. Such lines were non-recourse, bearing interest at rates ranging from 6.75% to 10.0% per annum. In January 2001, the lines of credit available to the Company's officers were increased to $12.4 million. As of June 30, 2001, the Company had loans receivable from officers under such lines of credit totaling approximately $11.0 million. These loans are secured by shares of the Company's common stock held by its officers to the extent permitted by Regulation U under the Securities Exchange Act of 1934, as amended. In addition, during the year ended December 31, 2000, the Company made an unsecured, recourse loan totaling $500,000 to its Chief Operating Officer. As a result of the termination of certain officer's employment and management's determination that the remaining loans were unrealizable due to a reduction in value of the supporting collateral, the Company provided a full reserve and/or fully wrote-off the $11,500,000 plus $600,000 of interest outstanding as of December 31, 2001, $10,800,000 of such amount was recorded during the six months ended June 30 2001, and has been included in restructuring and other charges (see Note 10). In connection with the termination of employment of the Company's former Chief Financial Officer, Chief Operating Officer and Senior Vice President of Global Sales, the Company terminated the lines of credit provided to them and completely discharged all amounts owed there under. For the termination of the former Chief Financial Officer's line of credit, 326,000 shares of the Company's common stock were returned to the Company. Loans to other officers continue to be outstanding.

9.  COMPREHENSIVE LOSS

     Total comprehensive loss was approximately $11.2 million and $27.5 million for the three and six month periods ended June 30, 2002, respectively and approximately $52.6 million and $91.4 million for the three and six month periods ended June 30, 2001, respectively.

10. RESTRUCTURING AND OTHER CHARGES

     In May 2001, the Company announced a restructuring, the purpose of which was to realign the Company's business operations and reduce its operational overhead. In connection with such restructuring, the Company recorded aggregate charges of approximately $15.4 million, including approximately $10.8 million of loans and related interest to officers (see Note 8) that were reserved, approximately $3.4 million of severance payments to employees and certain officers of the Company and approximately $1.2 million of other related costs. The Company recorded during the six months ended June 30, 2002 aggregate charges of approximately $533,000, which includes severance payments to employees of the Company. Substantially all restructuring and other charges previously accrued were paid during the quarter ended March 31, 2002.

11. NEW ACCOUNTING PRONOUNCEMENTS

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

     The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company has performed the first of the required impairment tests of goodwill and indefinite lived intangible assets and, based on the results, has not recorded any charges related to the adoption of SFAS 142.

     As of June 30, 2002, intangible assets consist primarily of perpetual license rights and substantially all of the intangible assets are not subject to amortization. The decrease in intangible assets during the six months ended June 30, 2002 relates to amortization of intangible assets with finite lives.

     Net loss and loss per share amounts on an adjusted basis to reflect the add back of goodwill and other intangible assets amortization would be as follows (in thousands, except for per share amounts):

                                                          Three month period ended               Six month period ended
                                                     ----------------------------------    ----------------------------------
                                                      June 30, 2002      June 30, 2001      June 30, 2002      June 30, 2001
                                                     ---------------    ---------------    ---------------    ---------------
     Reported net loss ...........................   $       (11,401)   $       (52,926)   $       (27,910)   $       (91,570)

      Add back: goodwill and indefinite lived
        intangible asset amortization ............                --              2,016                 --              3,079
                                                     ---------------    ---------------    ---------------    ---------------

      Adjusted net loss ..........................   $       (11,401)   $       (50,910)   $       (27,910)   $       (88,491)
                                                     ===============    ===============    ===============    ===============
     Basic and diluted loss per share:

      Reported net loss ..........................   $         (0.14)   $         (0.76)   $         (0.35)   $         (1.33)

      Goodwill and indefinite lived intangible
        asset amortization .......................                --               0.03                 --               0.04
                                                     ---------------    ---------------    ---------------    ---------------

      Adjusted net loss ..........................   $         (0.14)   $         (0.73)   $         (0.35)   $         (1.29)
                                                     ===============    ===============    ===============    ===============

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

12. LEGAL PROCEEDINGS

     In August 2001, the Company, three of its executive officers and each of the underwriters who participated in the Company's May 25, 1999 initial public offering were named as defendants in three class action complaints filed in the United States District Court for the Southern District of New York: Earl Arneson
v. StarMedia Network, Inc, et al; John R. Longman v. StarMedia Network, Inc., et al; and BH Holdings LLC v. StarMedia Network, Inc., et al. The complaints, which are substantially identical, each seek unspecified damages for alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the Company's initial public offering. The complaints allege that the underwriters charged the Company excessive commissions and inflated transaction fees not disclosed in the registration statement and allocated shares of the Company's initial public offering to favored customers in exchange for purported promises by such customers to purchase additional shares in the aftermarket, thereby allegedly inflating the market price for the Company's common stock. These actions have been consolidated with hundreds of other securities class actions commenced against more than 300 companies and approximately 40 investment banks in which plaintiffs make substantially similar allegations as those made against the Company with respect to the initial public offerings at issue in those cases. All of these actions have been consolidated under the caption In re: Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The judge in the consolidated action has adjourned the time for all defendants to respond to the complaints without setting a date by which responses must be filed.

     On November 19, 2001, the Company announced to the public that it had commenced an investigation into the facts and circumstances related to certain accounting irregularities related to its Mexican subsidiaries and that a restatement of its audited financial statements for the year ended December 31, 2000 and its unaudited financial statements for the quarters ended March 31, 2001 and June 30, 2001 would likely be necessary. The Company informed the SEC of this matter concurrently with its public announcement. Subsequently, the SEC has informed the Company that it has opened an investigation into this matter. The SEC investigation is on-going.

     In late 2001 and early 2002, eleven lawsuits were filed against the Company in the Southern District of New York in connection with the Company's announcement relating to the restatement referred to above. A lead plaintiff for the class and lead plaintiff's counsel were subsequently selected and a motion filed to consolidate the various claims. The Consolidated Amended Complaint was filed on May 31, 2002 in the Southern District of New York under the caption In re StarMedia Network, Inc. Securities Litigation 01 Civ. 10556 (S.D.N.Y.). The lead plaintiffs and all defendants have executed a settlement agreement that resolves all claims in the consolidated action. The settlement amount will be paid by the Company's directors and officers' liability insurance carrier. The United States District Court Judge overseeing the consolidated litigation recently granted preliminary approval to the proposed settlement and a hearing has been scheduled for September 30, 2002 to consider granting final approval. A list of the eleven lawsuits before consolidation follows:

                 CASE NAME                                       DATE FILED
Kramon v. StarMedia Network, et al.                           November 20, 2001
Stourbridge Ltd., et al. v. StarMedia Network, et al.         November 20, 2001
Rennel Trading Corp. v. StarMedia Network, et al.             November 21, 2001
Ehrenreich v. StarMedia Network, et al.                       November 27, 2001
Howe v. StarMedia Network, et al.                             November 27, 2001
Mayper v. StarMedia Network, et al.                           November 28, 2001
Dorn v. StarMedia Network, et al.                             December 3, 2001
Hindo v. StarMedia Network, et al.                            December 12, 2001
Mather v. StarMedia Network, et al.                           December 19, 2001
Nulf v. StarMedia Network, et al.                             December 19, 2001
Vasko v. StarMedia Network, et al.                            January 7, 2002

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

     In January 2002 Mr. Carlos Ponce filed a claim in the U.S. District Court in the Southern District Court of Florida in connection with allegations by Mr. Ponce that the Company exceeded the scope of a license to use his image in connection with an advertising campaign. Mr. Ponce claims violations of common law and statutory rights of publicity under Florida law, unfair business practices, misappropriation, and also asserts claims under the Lanham Act. Mr. Ponce seeks damages allegedly in excess of $1,000,000, treble damages, punitive damages, and injunctive and other equitable relief. The Company filed an answer to the complaint in February 2002. In June 2002 the judge in this case issued an order to show cause directing the plaintiff to show cause why the case should not be dismissed. Mr. Ponce has responded by filing a notice for trial advising the court that the case is at issue as well as a request to produce documents directed to the Company. The Company denies Mr. Ponce's claims and believes that even if such claims were proven, the damages sought are grossly overstated, and that the Lanham Act claim may be legally deficient.

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

13. SUBSEQUENT EVENT

     On July 3, 2002 the Company sold substantially all of the assets associated with starmedia.com, the Company's Spanish- and Portuguese-language portal, and LatinRed, the Company's Spanish language online community, to eresMas Interactive S.A. ("EresMas") for $8,000,000 in cash. In addition, in order to facilitate the transfer of these assets, the Company agreed to provide transitional services to EresMas under a Transition Licensing Agreement. The Company does not expect to realize any significant gain or loss from the aforementioned sale. The assets sold were comprised substantially of fixed assets and intangible assets. As part of the terms of the sale of EresMas, the Company has agreed to cease using the "StarMedia" brand commercially and, subject to shareholder approval, to amend its certificate of incorporation to change its name. Henceforth, the Company will operate commercially under the name "CycleLogic."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND FUTURE PERFORMANCE OF THE COMPANY WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS EXPECTS, ANTICIPATES, INTENDS, BELIEVES OR SIMILAR LANGUAGE. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENTS. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 UNDER THE CAPTION RISK FACTORS IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN.

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

     The Company is now principally engaged in providing integrated Internet solutions to wireless telephone operators in Latin America targeting Spanish- and Portuguese-speaking end-users. In addition, we continue to operate several Spanish- and Portuguese-language websites and design and operate portals for third parties. Beginning in July 2002, all of our revenues will be generated from our mobile solutions business. Our customers are in Latin America and most of our revenues come from Venezuela, Brazil, Colombia, Argentina, and Chile.

     The Company is considering implementing a reverse stock split and, as a result, becoming a private company. Should the Company decide to do this, we will provide additional information about the reverse stock split and its consequences for the Company, its shareholders, and potential investors.

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

     The Company has derived revenues from its Internet media services principally through sales of advertising and promotions on these services, including banners, buttons and sponsorships. For the six months ended June 30, 2002, one advertiser accounted for more than 10% of our total revenues and our top advertisers accounted for 41% of our total revenues. In addition, the Company has used the information derived about users of its services, particularly from user surveys and email usage patterns, to sell targeted direct marketing emails to advertisers seeking to target specific user profiles. Following the sale of the Company's starmedia.com and LatinRed services, the Company does not expect to derive any revenues from the provision of Internet media services.

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

     The Company derives revenues from its portal solutions principally through development fees and maintenance fees it charges its portal solutions customers. Historically, it has also generated revenues from on-line promotions and advertising it undertakes with respect to the portals it develops. As a result of our sale on July 3, 2002 of most of our intellectual property, hardware and other assets allocated with the operation of starmedia.com and LatinRed to Eresmas we will no longer generate any revenues from our Internet media services business.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

REVENUES

     Total revenues decreased to $2.0 million for the three months ended June 30, 2002 from $6.3 million, for the three months ended June 30, 2001. This decrease was primarily associated with lower advertising and sponsorship revenues. Barter revenues for the three months ended June 30, 2002 and 2001 accounted for 8% and 27% of total revenues, respectively. Advertising and promotion revenues generated directly from our Internet media services business was approximately $1.0 million for the three months ended June 30, 2002.

     For the three months ended June 30, 2002, two advertisers, individually, accounted for more than 10% of our total revenues. For the three months ended June 30, 2001, two advertisers, individually, accounted for more than 10% of our total revenues. For the three months ended June 30, 2002, our top five advertisers accounted for 57% of our total revenues. For the three months ended June 30, 2001, our top five advertisers account for 43% of our total revenues.

OPERATING EXPENSES

PRODUCT AND TECHNOLOGY

     Product and technology development expenses decreased to $5.4 million, or 275% of total revenues, for the three months ended June 30, 2002, from $14.2 million, or 226% of total revenues, for the three months ended June 30, 2001. This decline was primarily due to decreases of approximately $3.5 million for compensation-related expense, $1.4 million for consulting and contract fees, and $2.7 million in hosting and content acquisition related expense.

SALES AND MARKETING

     Sales and marketing expenses decreased to $400,000, or 20% of total revenues for the three months ended June 30, 2002 from $12.5 million, or 199% of total revenues, for the three months ended June 30, 2001. This decrease was primarily due to decreases of approximately $2.6 million in compensation-related expense, $3.2 million in advertising expense and $5.5 million for bad debt reserves. Furthermore, included in the three months ended June 30, 2002 was a benefit of approximately $1 million related to the final determination of the value of barter received upon the culmination at June 30, 2002 of certain underlying barter agreements. We believe the Company has ample coverage for bad debts and we will continue to review the collectibility of our receivables.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased to $2.9 million, or 150% of total revenues, for the three months ended June 30, 2002, from $7.9 million, or 126% of total revenues, for the three months ended June 30, 2001. The decrease in general and administrative expenses was primarily attributed to decreases in approximately $1.7 million in compensation-related expenses, $800,000 in business taxes and insurance and approximately $1.7 million in office rent and utilities due to a significant reduction in our operating lease arrangements.

RESTRUCTURING AND OTHER CHARGES

     For the three months ended June 30, 2002, we recorded restructuring charges totaling approximately $186,000, which was the result of a company-wide realignment of its business operations and an effort to reduce its operational overhead. For the three months ended June 30, 2001, we recorded restructuring charges totaling approximately $15.4 million, including the provision of approximately $10.8 million of loans and related interest made to certain officers of the Company, determined by management to be unrealizable due to the impairment in collateral value.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses decreased to $3.7 million, or 187% of total revenues, for the three months ended June 30, 2002, from $6.9 million or 110% of total revenues, for the three months ended June 30, 2001. This decrease is attributed to decreases in depreciation expense due to a reduction in capital purchases, fixed asset impairments in 2001, and the adoption of FASB Statement 142, which states that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill and intangibles were impaired in 2001. For the period ended June 30, 2002, the Company reviewed and assessed that there were no impairment for goodwill and intangibles.

STOCK-BASED COMPENSATION EXPENSE

     Of the cumulative deferred compensation amount, $1,000 was recorded as an expense for the three months ended June 30, 2002 compared with $683,000 recorded as expense for the three months ended June 30, 2001. The unamortized balance is being amortized over the vesting period for the individual options, which is typically three years for options issued prior to February 1999 and four years for options issued thereafter.

LOSS IN UNCONSOLIDATED SUBSIDIARY

     During 2000 the Company acquired a non-controlling 50% interest in Gratis1 ("G1"), which was subsequently reduced to approximately 48%. G1 was formed to provide free unlimited Internet access to users in Latin America.

     In September 2000, an agreement between the Company and AT&T Global Network Services ("AT&T") to provide Internet access services in Argentina, Brazil, Chile, Colombia and Mexico was assigned to G1. AT&T was entitled to draw upon a $2,800,000 letter of credit, guaranteed by the Company, in the event G1 failed to perform under this agreement. Following payment by G1 of a $1,000,000 debt to AT&T in December 2000, the amount drawable under letter of credit was reduced to $1,800,000. As of September 30, 2001, AT&T had fully drawn down on the letter of credit. Accordingly, during the three months ended June 30, 2001, the Company recognized an expense of $1,800,000 related to the guaranty.

INTEREST

     Interest income includes income from our cash and investments. Interest income decreased to $99,000 for the three months ended June 30, 2002 from $920,000 for the three months ended June 30, 2001. Interest income decreased as a result of a decrease in the average invested cash balance for the above periods.

     For the quarter ended June 30, 2002, the Company recorded $93,000 in interest expense. For the quarter ended June 30, 2001, $568,000 in interest expense was recorded.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

REVENUES

     Total revenues decreased to $4.4 million for the six months ended June 30, 2002 from $15.2 million, for the six months ended June 30, 2001. This decrease in revenues was primarily due to a decrease in the volume of revenue-producing advertising impressions and sponsorships. Barter revenues for the six months ended June 30, 2002 and 2001 accounted for 11% and 32% of total revenues, respectively. Advertising and promotion revenues generated directly from our Internet media services business was approximately $2.4 million for the six months ended June 30, 2002.

     For the six months ended June 30, 2002, two advertisers, individually, accounted for more than 10% of our total revenues. For the six months ended June 30, 2001, one advertiser accounted for more than 10% of our total revenues. For the six months ended June 30, 2002, our top five advertisers accounted for 46% of our total revenues. For the six months ended June 30, 2001, our top five advertisers account for 41% of our total revenues.

OPERATING EXPENSES

PRODUCT AND TECHNOLOGY

     Product and technology development expenses decreased to $12.9 million, or 293% of total revenues, for the six months ended June 30, 2002, from $28.8 million, or 190% of total revenues, for the six months ended June 30, 2001. This decrease was primarily due to a decrease of approximately $7.2 million for compensation-related expense, $2.8 million for consulting and contract fees and $3.7 million in hosting and content acquisition related expense.

SALES AND MARKETING

     Sales and marketing expenses decreased to $2.5 million, or 58% of total revenues, for the six months ended June 30, 2002 from $30.0 million, or 198% of total revenues, for the six months ended June 30, 2001. This decrease was primarily due to decreases of approximately $5.4 million in compensation-related expense, $8.3 million in advertising expense, $900,000 in travel expenses and $11.7 million for bad debt reserves. Furthermore, included in the six month ended June 30, 2002 was a benefit of approximately $1 million related to the final determination of the value of barter received upon the termination at June 30, 2002 of certain underlying barter agreements. We believe the Company has ample coverage for bad debts and we will continue to review the collectibility of our receivables.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased to $7.1 million, or 162% of total revenues, for the six months ended June 30, 2002, from $17.1 million, or 113% of total revenues, for the six months ended June 30, 2001. The decrease in general and administrative expenses was primarily attributed to decreases in approximately $3.7 million in compensation-related expenses, $1.2 million in business taxes and insurance, $1.2 million in telephone and postage and approximately $3.1 million in office rent and utilities due to a significant reduction in our operating lease arrangements.

RESTRUCTURING AND OTHER CHARGES

     For the six months ended June 30, 2002, we recorded restructuring charges totaling approximately $533,000, which was the result of a company-wide realignment of its business operations and an effort to reduce its operational overhead. For the six months ended June 30, 2001, we recorded restructuring charges totaling approximately $15.4 million and included the provision of approximately $10.8 million of loans and related interest made to certain officers of the Company, determined by management to be unrealizable due to the impairment in collateral value.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses decreased to $7.5 million, or 171% of total revenues, for the six months ended June 30, 2002, from $12.7 million, or 84% of total revenues, for the six months ended June 30, 2001. This decrease is attributed to decreases in depreciation expense due to a reduction in capital purchases, fixed asset impairment in year 2001, and the adoption of FASB Statement 142, which states that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill and intangibles were impaired in 2001. For the period ended June 30, 2002, the Company reviewed and assessed that there were no impairment for goodwill and intangibles.

STOCK-BASED COMPENSATION EXPENSE

     Of the cumulative deferred compensation amount, $15,000 was recorded as an expense for the six months ended June 30, 2002 compared with $1.4 million recorded as expense for the six months ended June 30, 2001. The unamortized balance is being amortized over the vesting period for the individual options, which is typically three years for options issued prior to February 1999 and four years for options issued thereafter.

IMPAIRMENT OF FIXED ASSETS

     The Company decided to cease operating the Webcast Solutions Company that had been merged in September 1999 with a wholly owned subsidiary of the Company ("Webcast Solutions"). As a result, impairment of fixed assets totaled $1.2 million for the six months ended June 30, 2001.

INTEREST

     Interest income includes income from our cash and investments. Interest income decreased to $222,000 for the six months ended June 30, 2002 from $2.3 million for the six months ended June 30, 2001. Interest income decreased as a result of a decrease in the average invested cash balance for the above periods.

     For the six months ended June 30, 2002, the Company recorded $93,000 in interest expense. For the six months ended June 30, 2001, $643,000 in interest expense was recorded.

LIQUIDITY AND CAPITAL RESOURCES

     To date, we have financed our operations primarily through the sale of our equity securities. At June 30, 2002, we had $8.6 million in cash and cash equivalents, a decrease of $13.0 million from December 31, 2001.

     We used $23.3 million in operating activities for the six months ended June 30, 2002, a decrease from $53.9 million for the six months ended June 30, 2001 due to reduced operating expenditures. Cash used in operating activities substantially related to our loss of $26.7 million and $91.4 million during the periods ended June 30, 2002 and June 30, 2001, respectively. For the six months ended June 30, 2002, non-cash operating activities included $7.5 million in depreciation and amortization. For the six months ended June 30, 2001, non-cash operating activities included $12.7 million for depreciation and amortization, $11.3 million in bad debt reserve, $1.2 million in loss on asset impairment, $1.4 million in stock-based compensation and $10.4 million in write down of officer loans.

     For the six months ended June 30, 2002, we used $1.8 million in investing activities, including $810,000 for purchase of fixed assets and $995,000 in purchase of other assets. For the six months ended June 30, 2001, we used $12.5 million in investing activities, including $9.1 million in purchase of fixed assets, $6.8 million in advances to officers and $2.1 million in acquisitions, offset by $5.7 million increase in other assets.

     Net cash provided by financing activities was $13.0 million and $32.3 million for the six months ended June 30, 2002 and 2001, respectively. Net cash provided by financing activities during the six months ended June 30, 2002 consisted of cash from sale of Cade?, a Brazilian search directory. Net cash provided by financing activities during the six months ended June 30, 2001 consisted primarily of proceeds of $36.5 million resulting from the issuance of the Company's Series A Convertible Preferred Stock, partially offset by $4.4 million used for the repayment of long-term debt.

     During the quarter ended June 30, 2001, the Company issued 1,431,373 shares of its Series A Convertible Preferred Stock at a price per share of $25.50 to BellSouth and certain other investors resulting in total proceeds of $35.1 million to the Company, net of issuance costs of approximately $1.4 million. See note 6 of the notes to the unaudited condensed consolidated financial statements.

     During the quarter ended June 30, 2001, we used $4.4 million for repayment of our long-term debt. As a result, at June 30, 2001, we had no long-term debt outstanding.

     Our principal commitments consist of obligations outstanding under operating leases.

     We have experienced a substantial decrease in our capital expenditures this past year and operating lease arrangements have been reduced significantly due to a reduction of work force and the restructure of our operations.

     On July 3, 2002 the Company sold substantially all of the assets associated with starmedia.com, the Company's Spanish- and Portuguese-language portal, and LatinRed, the Company's Spanish language online community, to eresMas Interactive S.A. ("EresMas") for $8,000,000 in cash. The Company's working capital will increase as a result of the sale.

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

CRITICAL ACCOUNTING ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based on the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue, bad debts, intangible assets, restructuring, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In August 2001, the Company, three of its executive officers and each of the underwriters who participated in the Company's May 25, 1999 initial public offering were named as defendants in three class action complaints filed in the United States District Court for the Southern District of New York: Earl Arneson
v. StarMedia Network, Inc, et al; John R. Longman v. StarMedia Network, Inc., et al; and BH Holdings LLC v. StarMedia Network, Inc., et al. The complaints, which are substantially identical, each seek unspecified damages for alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the Company's initial public offering. The complaints allege that the underwriters charged the Company excessive commissions and inflated transaction fees not disclosed in the registration statement and allocated shares of the Company's initial public offering to favored customers in exchange for purported promises by such customers to purchase additional shares in the aftermarket, thereby allegedly inflating the market price for the Company's common stock. These actions have been consolidated with hundreds of other securities class actions commenced against more than 300 companies and approximately 40 investment banks in which plaintiffs make substantially similar allegations as those made against the Company with respect to the initial public offerings at issue in those cases. All of these actions have been consolidated under the caption In re: Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The judge in the consolidated action has adjourned the time for all defendants to respond to the complaints without setting a date by which responses must be filed.

     On November 19, 2001, the Company announced to the public that it had commenced an investigation into the facts and circumstances related to certain accounting irregularities related to its Mexican subsidiaries and that a restatement of its audited financial statements for the year ended December 31, 2000 and its unaudited financial statements for the quarters ended March 31, 2001 and June 30, 2001 would likely be necessary. The Company informed the SEC of this matter concurrently with its public announcement. Subsequently, the SEC has informed the Company that it has opened an investigation into this matter. The SEC investigation is on-going.

     In late 2001 and early 2002, eleven lawsuits were filed against the Company in the Southern District of New York in connection with the Company's announcement relating to the restatement referred to above. A lead plaintiff for the class and lead plaintiff's counsel were subsequently selected and a motion filed to consolidate the various claims. The Consolidated Amended Complaint was filed on May 31, 2002 in the Southern District of New York under the caption In re StarMedia Network, Inc. Securities Litigation 01 Civ. 10556 (S.D.N.Y.). The lead plaintiffs and all defendants have executed a settlement agreement that resolves all claims in the consolidated action. The settlement amount will be paid by the Company's directors and officers' liability insurance carrier. The United States District Court Judge overseeing the consolidated litigation recently granted preliminary approval to the proposed settlement and a hearing has been scheduled for September 30, 2002 to consider granting final approval. A list of the eleven lawsuits before consolidation follows:

                   CASE NAME                                    DATE FILED
Kramon v. StarMedia Network, et al.                          November 20, 2001
Stourbridge Ltd., et al. v. StarMedia Network, et al.        November 20, 2001
Rennel Trading Corp. v. StarMedia Network, et al.            November 21, 2001
Ehrenreich v. StarMedia Network, et al.                      November 27, 2001
Howe v. StarMedia Network, et al.                            November 27, 2001
Mayper v. StarMedia Network, et al.                          November 28, 2001
Dorn v. StarMedia Network, et al.                            December 3, 2001
Hindo v. StarMedia Network, et al.                           December 12, 2001
Mather v. StarMedia Network, et al.                          December 19, 2001
Nulf v. StarMedia Network, et al.                            December 19, 2001
Vasko v. StarMedia Network, et al.                           January 7, 2002

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

     In January 2002 Mr. Carlos Ponce filed a claim in the U.S. District Court in the Southern District Court of Florida in connection with allegations by Mr. Ponce that the Company exceeded the scope of a license to use his image in connection with an advertising campaign. Mr. Ponce claims violations of common law and statutory rights of publicity under Florida law, unfair business practices, misappropriation, and also asserts claims under the Lanham Act. Mr. Ponce seeks damages allegedly in excess of $1,000,000, treble damages, punitive damages, and injunctive and other equitable relief. The Company filed an answer to the complaint in February 2002. In June 2002 the judge in this case issued an order to show cause directing the plaintiff to show cause why the case should not be dismissed. Mr. Ponce has responded by filing a notice for trial advising the court that the case is at issue as well a request to produce documents directed to the Company. The Company denies Mr. Ponce's claims and believes that even if such claims were proven, the damages sought are grossly overstated, and that the Lanham Act claim may be legally deficient.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this report:

        Exhibit
        Number                 Description
        -------          ------------------------------------------
        10.1             Retention Bonus and Severance Agreement, by and
                          between the Registrant and Jose Manual Tost, dated
                          May 2, 2002.

        10.2             Retention Bonus and Severance Agreement, by and
                          between the Registrant and Jorge Rincon, dated
                          May 2, 2002.

        10.3             Retention Bonus and Severance Agreement, by and
                          between the Registrant and Michael Hartman, dated
                          May 2, 2002.

        10.4             Retention Bonus and Severance Agreement, by and
                          between the Registrant and Ana Maria Lozano-Stickley, dated May 2, 2002.

(b) Reports on Form 8-K:

     A Form 8-K was filed on April 19, 2002 reporting the resignation of Enrique Narciso, the Chief Executive Officer and President and a director of the Company.

     A Form 8-K was filed on July 3, 2002 reporting the sale of the Company's portal www.starmedia.com and the interactive community Latin Red
(www.latinred.net) to the Spanish company, eresMas Interactiva S.A. for $8.0 million in cash.

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2002

                             STARMEDIA NETWORK, INC.

                    BY: /s/ ANA M. LOZANO-STICKLEY
                    ---------------------------------
                    ANA M. LOZANO-STICKLEY
                    CHIEF FINANCIAL OFFICER (DULY AUTHORIZED
                    OFFICER AND PRINCIPAL FINANCIAL OFFICER)


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, in his/her capacity as an officer of StarMedia Network, Inc. (the "Company"), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     - the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     - the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  August 12, 2002


/s/ JOSE MANUEL TOST
--------------------
President


/s/ ANA M. LOZANO-STICKLEY
--------------------------
Chief Financial Officer