Form 10-Q
period 2002-09-30
STARMEDIA NETWORK INC
filed 2003-01-13
CIK 1057334

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
1-15015
(COMMISSION FILE NUMBER)
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

STARMEDIA NETWORK, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	06-1461770 (I.R.S. Employer Identification Number)
999 Brickell Ave., Miami, FL (Address of Principal Executive Offices)	33131 (Zip Code)
(305) 938-3000 (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        As of January 10, 2003, there were 71,041,277 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

STARMEDIA NETWORK, INC. AND SUBSIDIARIES

INDEX

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARMEDIA NETWORK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,329,000	$21,635,000
Accounts receivable, net of allowance for bad debts of $3,080,000 (2002) and $4,453,000 (2001)	2,357,000	2,963,000
Unbilled receivables	153,000	2,079,000
Receivables from sale of investment	914,000	13,000,000
Other current assets	2,755,000	3,768,000

TOTAL CURRENT ASSETS	16,508,000	43,445,000
Fixed assets, net	8,696,000	25,184,000
Intangible assets, net of accumulated amortization of $0 (2002) and $5,397,000 (2001)	3,000	2,109,000
Goodwill, net of accumulated amortization of $1,111,000 (2002) and $1,111,000 (2001)	425,000	425,000
Other assets	1,279,000	573,000

TOTAL ASSETS	$26,911,000	$71,736,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,028,000	$4,419,000
Accrued expenses	8,097,000	15,112,000
Deferred revenue	1,634,000	2,534,000

TOTAL CURRENT LIABILITIES	12,759,000	22,065,000
Preferred dividends payable	2,920,000	1,278,000
SERIES A CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred Stock, $.001 par value, 1,960,784 shares authorized, 1,431,373 shares issued and outstanding at September 30, 2002 (liquidation preference of $37,778,000 (2001) and $39,420,000 at September 30, 2002)	35,422,000	35,204,000
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, authorized 10,000,000 shares:
Series 1999A junior-non-voting convertible preferred stock, $.001 par value, 2,300,000 shares authorized, 58,140 shares outstanding at September 30, 2002 and December 31, 2001, respectively	—	—
Common stock, $.001 par value, 200,000,000 shares authorized, 80,320,089 shares issued (2002 and 2001)	80,000	80,000
Common stock issuable	1,000,000	1,000,000
Treasury stock—cost of 350,859 shares (2002) and 349,912 shares (2001)	(149,000)	(143,000)
Additional paid-in capital	542,087,000	542,144,000
Accumulated deficit	(562,915,000)	(527,116,000)
Deferred compensation	(10,000)	(87,000)
Accumulated comprehensive loss	(4,283,000)	(2,689,000)

Total stockholders' equity (deficit)	(24,190,000)	13,189,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$26,911,000	$71,736,000

See accompanying notes to Condensed Consolidated Financial Statements for the Nine months ended September 30, 2002.

STARMEDIA NETWORK, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Mobile Solutions	$1,589,000	$903,000	$3,714,000	$2,230,000
Internet Media Services	—	3,697,000	2,281,000	17,530,000

Total Revenues	1,589,000	4,600,000	5,995,000	19,760,000
Operating expenses:
Product and technology development (exclusive of $0; $60,000; $1,000 and $230,000, respectively, reported below as stock-based compensation)	3,143,000	11,468,000	16,070,000	40,244,000
Sales and marketing (exclusive of $3,000; $92,000; $15,000 and $352,000, respectively, reported below as stock-based compensation)	764,000	8,943,000	3,475,000	27,428,000
General and administrative (exclusive of $0; $339,000; $2,000 and $1,307,000, respectively, reported below as stock-based compensation)	2,507,000	6,113,000	9,649,000	23,180,000
Restructuring and other charges	1,584,000	8,801,000	2,117,000	13,337,000
Bad debt expense/(recoveries)	3,000	(385,000)	(162,000)	11,101,000
Write-off of officer loans	—	450,000	—	11,265,000
Depreciation and amortization	1,684,000	7,382,000	9,202,000	20,061,000
Stock-based compensation expense	3,000	491,000	18,000	1,889,000
Loss on impairment of fixed assets	—	2,934,000	—	4,087,000
Impairment of goodwill	—	11,406,000	—	11,406,000
Loss on sale/disposal of fixed assets	87,000	83,000	354,000	119,000

Total operating expenses	9,775,000	57,687,000	40,723,000	164,117,000

Loss from operations	(8,186,000)	(53,087,000)	(34,728,000)	(144,357,000)
Other income (expense):
Interest income	13,000	582,000	235,000	2,877,000
Interest expense	—	(230,000)	0	(873,000)
Loss in unconsolidated subsidiary	—	—	—	(1,800,000)
Gain on sale of investment	72,000	—	72,000	—
Other income, net of other expenses	831,000	9,000	481,000	64,000

Net loss	$(7,270,000)	$(52,726,000)	$(33,940,000)	$(144,089,000)
Preferred stock dividends and accretion	(620,000)	(630,000)	(1,860,000)	(836,000)

Net loss applicable to common stockholders	$(7,890,000)	$(53,356,000)	$(35,800,000)	$(144,925,000)

Basic and diluted net loss per common share	$(0.10)	$(0.75)	$(0.45)	$(2.08)

Number of shares used in computing basic and diluted net loss per share	79,969,230	71,269,145	79,969,437	69,546,385

See accompanying notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2002.

STARMEDIA NETWORK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2002	2001
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(33,940,000)	$(144,089,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,202,000	20,061,000
Provision for (recoveries of) bad debt	(162,000)	11,101,000
Amortization of stock-based compensation	18,000	1,889,000
Write-down of officer loans	—	11,265,000
Deferred rent expense	—	(2,199,000)
Loss on impairment of goodwill and fixed assets	—	15,493,000
Loss on sale and disposal of fixed assets	669,000	12,504,000
Gain on sale of investment	(72,000)	—
Realized loss on foreign currency exchange	327,000	98,000
Changes in operating assets and liabilities:
Accounts receivable	329,000	(4,238,000)
Unbilled receivables	1,926,000	3,172,000
Other assets	666,000	4,819,000
Accounts payable and accrued expenses	(7,482,000)	(10,613,000)
Deferred revenues	(759,000)	1,726,000

Net cash used in operating activities	(29,278,000)	(79,011,000)
INVESTING ACTIVITIES
Purchase of fixed assets	(977,000)	(6,146,000)
Intangible assets	—	(640,000)
Other assets	(729,000)	8,242,000
Officer loans	—	(6,836,000)
Cash paid for acquisitions	—	(4,891,000)
Proceeds from the sale of investments	20,000,000	—

Net cash provided by (used in) investing activities	18,294,000	(10,271,000)
FINANCING ACTIVITIES
Issuance of common stock	—	254,000
Purchase of treasury stock	(6,000)	(5,000)
Repayment of long-term debt	—	(4,254,000)
Increase in long-term debt	—	80,000
Issuance of convertible preferred stock	—	35,060,000

Net cash (used in) provided by financing activities	(6,000)	31,135,000
Effect of exchange rate changes on cash and cash equivalents	(316,000)	(1,556,000)

Net decrease in cash and cash equivalents	(11,306,000)	(59,703,000)
Cash and cash equivalents, beginning of period	21,635,000	93,408,000

Cash and cash equivalents, end of period	$10,329,000	$33,705,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$93,000	$873,000

Income taxes paid	$—	$392,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of content through common stock to be issued	$—	$3,000,000

Shares issued/issuable for acquisitions	$—	$5,354,000

Accrued purchases of fixed assets	$—	$480,000

Receivable from sale of investment	$914,000	$—

See accompanying notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2002.

STARMEDIA NETWORK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR
THE NINE MONTHS ENDED SEPTEMBER 30, 2002

1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

        The accompanying condensed consolidated financial statements include the accounts of StarMedia Network, Inc. (d/b/a CycleLogic) and its wholly-owned subsidiaries (collectively, the "Company"). All intercompany account balances and transactions have been eliminated in consolidation. StarMedia Network, Inc. was incorporated under Delaware law in March 1996. The Company, after a significant change in business strategy during the second half of 2001, is now principally engaged in providing mobile Internet software and application solutions to wireless telephone operators targeting Spanish-and Portuguese-speaking audiences worldwide, described herein as the "mobile solutions business" or "mobile Internet solutions". The Company's mobile Internet solutions allow users to access and receive Internet content, tools and applications through wireless devices, such as pagers, cellular phones, PCS handsets and personal digital assistants, or PDAs. As part of its mobile solutions business the Company also identifies and integrates third party providers of content, tools and applications with its wireless telephone operators. The Company was originally established to develop Internet sites tailored specifically to the interests and needs of Spanish and Portuguese speakers and sell advertising to advertisers seeking to reach its user base, and historically derived a majority of its revenues from fees paid by advertisers on its sites, described herein as the "Internet media business" or "media solutions business". On July 3, 2002, the Company sold a substantial part of its Internet media business. See Note 6. During the quarter ended September 30, 2002, the Company continued to provide Internet media services as part of a transition services agreement with the purchaser of that business. After November 2002, the expected date on which the transition services agreement will terminate, the Company will no longer be involved in any Internet media business.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

2.    IMPAIRMENT OF GOODWILL

        As of September 30, 2001, the Company determined that the future cash flows that were expected by the Company's Internet media business indicated that the fair value of the assets related to such business was in excess of their carrying value. Accordingly, the Company recorded a goodwill impairment charge of $11,406,000 to reduce the carrying value of such assets to their fair value.

3.    IMPAIRMENT OF FIXED ASSETS

        In the first quarter of 2001, the Company decided to cease operating Webcast Solutions, a company which in September 1999 had been merged with a wholly owned subsidiary of the Company. Webcast Solutions was a streaming media company focused on the global delivery of audio, video and other Internet based interactive media. The total loss recognized as a result of this decision totaled $1,153,000 for the nine months ended September 30, 2001.

        In February 2000, the Company entered into a software license agreement with Software.com, Inc to purchase for $9,000,000 a non-exclusive and non-transferable license to use Software.com's Intermail Mx electronic messaging software during a period of 3 years. As part of the change in business strategy and focus and to reduce operating costs, the Company decided in September 2001 to terminate the usage of the software and return the license to Software.com, Inc. The Company reached an agreement with Software.com, Inc. on March 31, 2002. The terms of the settlement required the Company to return all copies of the software in July 2002. A settlement payment of $1,250,000 was made on March 2002 to finalize the agreement. In September 2001, an impairment loss of $2,934,000 was recognized to write-off the carrying value of the software.

4.    BARTER TRANSACTIONS

        A portion of the Company's revenues was derived from barter transactions (agreements whereby the Company traded advertising on its network or services in exchange for advertising or services from unrelated parties). Barter advertising revenues and expenses were recognized in accordance with Emerging Issues Task Force Issue No. 99-17, Accounting for Barter Advertising. Barter service revenues and expenses were recognized in accordance with Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. Revenues from barter transactions were recognized during the period in which the advertisements were displayed on the Company's network or the services were rendered. Barter expense was recognized when the Company's advertisements were run or services were rendered by the unrelated party. The mobile solutions business has not entered into barter arrangements. All prior barter arrangements were associated with the Company's Internet media business, which following its sale on July 3, 2002 no longer generates barter revenues. Thus, for the three months ended September 30, 2001, revenues derived from barter transactions were $955,000. For the nine months ended September 30, 2002 and 2001, revenues derived from barter transactions were approximately $482,000 and $5,800,000, respectively.

        For the three months ended September 30, 2002 and 2001, expenses recognized from barter transactions were approximately $86,000 and $1.2 million, respectively. For the nine months ended September 30, 2002 and 2001, expenses recognized from barter transactions were approximately ($331,000) and $5.0 million, respectively. Barter expense for the nine month period ended September 30, 2002 includes a benefit of approximately $1.0 million related to the final determination of the value of barter received upon the culmination at June 30, 2002 of certain barter agreements.

5.    ACQUISITION

        In April 2001, the Company acquired certain assets of Obsidiana, Inc. ("Obsidiana"), a premier online destination for Latin American women, in exchange for 1,125,000 shares of the Company's common stock, valued at approximately $2,621,000. The stockholders of Obsidiana included entities managed by J.P. Morgan Partners and Flatiron Partners, which are, or affiliates of which are, stockholders of the Company. The entire value of the purchase price was attributed to goodwill at the time of purchase. The Company accounted for the Obsidiana acquisition under the purchase method of accounting and the results of operations have been included in the Company's financial statements from the date of acquisition. Pro-forma consolidated results of operations are not included, as the effects of the Obsidiana acquisition were not material to the Company. In September 2001, the Company as part of the restructuring and change in business strategy, wrote off the remaining goodwill totaling $2,258,000.

6.    SALE OF ASSETS

        In December 2001, the Company sold substantially all of the assets associated with the operation of Cade?, its Brazilian online directory, to Yahoo Brasil Ltda for approximately $13,000,000 in cash. Such amount is included in receivable from sale of investment at December 31, 2001. Collection of this receivable took place in January 2002. The Company acquired Cade? through its acquisition of KD Sistemas de Informacao Ltda. in April 1999. At the time of sale, the carrying value of the Cade? business had been reduced to reflect both amortization of the goodwill recorded upon acquisition and a write-down taken in 2000 in connection with the Company's overall assessment of the fair market value of assets acquired. A gain of approximately $12,400,000 was realized on this sale during the three months ended December 31, 2001.

        On July 3, 2002 the Company sold substantially all of the assets associated with starmedia.com, the Company's Spanish- and Portuguese-language portal, and LatinRed, the Company's Spanish language online community, to eresMas Interactive S.A. ("EresMas") for $8,000,000 in cash, $7,000,000 of which was received by September 30, 2002. The remaining $1,000,000 was placed in an escrow to cover future liabilities of the Company to Eresmas in connection with the sale. The escrow is required to be released in two equal installments on November 3, 2002 and April 3, 2003, and is subject to certain adjustments which as of September 30, 2002 have reduced the amount held in escrow to $914,000. In addition, in order to facilitate the transfer of these assets, the Company agreed to provide transitional services to EresMas under a Transition Licensing Agreement. The Company realized a gain of approximately $72,000 after writing-off the remaining book value of the assets sold under the purchase agreement. The assets sold were comprised substantially of fixed assets and intangible assets. As part of the terms of the sale of EresMas, the Company has agreed to cease using the "StarMedia" brand commercially and, subject to shareholder approval, to amend its certificate of incorporation to change its name. Since the sale, the Company has operated commercially under the name "CycleLogic."

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

8.    REDEEMABLE CONVERTIBLE PREFERRED STOCK

        In May 2001, the Company issued 1,431,373 shares of its Series A Convertible Preferred Stock at a price per share of $25.50 to BellSouth Enterprises, Inc. ("BellSouth"), About.com, Inc. ("About.com") and certain other investors resulting in total proceeds of approximately $35,100,000 to the Company, net of issuance costs of approximately $1,400,000 (the "BellSouth Investment"). These shares are convertible into 14,313,730 shares of the Company's common stock at any time at the option of the holder. In addition, accrued and unpaid dividends are convertible into shares of the Company's common stock at any time at the option of the holder at a rate of $2.55 per share. After 60 months from the date of issuance, the Company shall redeem the Series A Preferred Stock for cash or shares of the Company's common stock, in an amount equal to $36,500,000, plus accrued dividends thereon. The carrying value of the Series A Convertible Preferred Stock is being accreted up to its redemption value over 60 months using the effective interest method. Such accretion was $217,000 and $106,000 during the nine month periods ended September 30, 2002 and 2001, respectively. Dividends accrued at 6% per annum and totaled approximately $1,643,000 and $730,000 during the nine months ended September 30, 2002 and 2001, respectively. In addition, in connection with the BellSouth Strategic Agreement (see Note 11), the Company agreed to issue warrants to BellSouth to purchase up to 4,500,000 shares of the Company's common stock, with exercise prices ranging from $4.55 to $8.55 per share that vest in May 2002 and expire during the period from May 2005 through May 2007. These warrants were valued at the time of issuance, by an independent appraiser, at approximately $2,200,000 million and are being amortized over 60 months.

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

9.    STOCKHOLDERS' (DEFICIT) EQUITY

        During the nine months ended September 30, 2002, the Company repurchased 947 shares of its common stock in connection with the termination agreement of a certain employee.

10.  STOCK OPTIONS

        Deferred compensation, related to the granting of stock options in 1998 and 1999, is adjusted quarterly for exercises, cancellations and terminations and is being amortized for financial reporting purposes over the vesting period of the options. The amounts recognized as expense during the three-month periods ended September 30, 2002 and 2001 were approximately $3,000 and $491,000, respectively. The amounts recognized as expense during the nine-month periods ended September 30, 2002 and 2001 were approximately $18,000 and $1,889,000, respectively.

        Diluted net loss per share does not include the effect of options and warrants to purchase 6,346,063 and 24,265,853 shares of common stock at September 30, 2002 and 2001, respectively. Diluted net loss per share at September 30, 2002 and 2001 also does not include the effect of 14,313,730 shares and 644, 117 shares of common stock issuable upon the conversion of preferred stock and accrued dividends on preferred stock, respectively, on an "as if converted" basis as the effect of their inclusion is antidilutive.

11.  RELATED PARTY TRANSACTIONS

AT&T

        During the quarter ended September 30, 2000, an agreement between the Company and AT&T Global Network Services ("AT&T") to provide Internet access services in Argentina, Brazil, Chile, Colombia and Mexico was assigned to Gratis 1, Inc. ("G1"). AT&T was entitled to draw upon a $1.8 million letter of credit, guaranteed by StarMedia, in the event G1 failed to perform under this agreement. At June and July, 2001, AT&T drew down $1.4 million and $340,000 of the letter of credit, a balance of $60,000 remains outstanding and can be drawn at any time by AT&T. Accordingly, during the period ended September 30, 2001, the Company recognized an expense of $1.8 million related to the guaranty.

BELLSOUTH

        In May 2001, the Company entered into an agreement with BellSouth to create multi-access portals in Latin America (the "BellSouth Strategic Agreement"). Under the terms of the five-year agreement, the Company will design and service the multi-access portals and mobile applications and provide content, software application integration and support to BellSouth's operating companies in Latin America. BellSouth will supply wireless communications, marketing of services and billing capabilities. The two companies will share revenues generated by the new multi-access portals. All revenues associated with design and maintenance activities and the technology licenses are being recognized ratably over the life of the agreement, while the user fees and transaction revenues are being recognized when the services are rendered. For the three and nine months ended September 30, 2002, in connection with the BellSouth Strategic Agreement the Company recognized $200,000, and $597,000, respectively, in revenue, net of amortization for warrants (See Note 8). For the three and nine months ended September 30, 2001, the Company recognized $200,000 of such revenue.

ABOUT.COM, INC.

        In June 2001, the Company entered into a five-year agreement with About.com to create a jointly operated co-branded website, within the About.com website. About.com granted the Company certain worldwide license rights to use its content and proprietary technology in exchange for $2,000,000 in cash and $3,000,000 in shares of the Company's common stock. As of September 30, 2002, $2,000,000 of such shares has been issued and $1,000,000 remains in common stock issuable.

12.  DUE FROM OFFICERS

        During the year ended December 31, 2000, the Company provided lines of credit to certain officers totaling $6,400,000, under which a total of $4,600,000 was advanced to such officers, including an advance of an unsecured, recourse loan totaling $500,000 to its then Chief Operating Officer. In January 2001, the lines of credit available to the Company's officers were increased to $12,400,000. During 2001, the Company had made loans to officers under such lines of credit totaling approximately $6,900,000. All of the loans to officers made during 2000 and 2001 bore interest at rates ranging from 6.75% to 10.0% per annum. In addition, with the exception of the $500,000 loan to the Company's former Chief Operating Officer, which was unsecured, all other loans to officers were non-recourse to the borrower and were secured solely by shares of the Company's common stock held by its officers to the extent permitted by Regulation U under the Securities Exchange Act of 1934, as amended. Consequently, holders of non-recourse loans had no personal liability for repayment of the loans beyond the delivery of the shares pledged by them to secure the loans.

        As a result of the termination of the former Chief Operating Officer's employment, which management considered would make collection of his loan unlikely, and management's determination that the other, nonrecourse loans were unrealizable due to a reduction in value of the supporting collateral, the Company provided a full reserve and/or fully wrote-off the $11,500,000 loan plus $800,000 of interest outstanding as of December 31, 2001, of which $11.6 million was included in officer loan write-off, $292,000 was included in compensation expense as this portion was earned based on employment service provided under the loan agreement, and $398,000 was reduced against interest income for current year's interest. For the nine months ended September 30, 2001, officer loan write-off included approximately $11.3 million of loans and related interest to officers, compensation expense included $292,000, and reduction of interest income included $200,000.

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

13.  COMPREHENSIVE LOSS

        Total comprehensive loss was approximately $8.0 million and $35.5 million for the three and nine month periods ended September 30, 2002, respectively and approximately $54.0 million and $145.6 million for the three and nine month periods ended September 30, 2001, respectively.

14.  RESTRUCTURING AND OTHER CHARGES

        In May 2001, the Company announced a restructuring, the purpose of which was to realign the Company's business operations and reduce its operational overhead. In connection with such restructuring, the Company recorded aggregate charges of approximately $13.3 million, which included $3.9 million of severance payments to employees and certain officers of the Company and approximately $1.2 million of other restructuring related costs for the nine months ended September 30, 2001. Additionally, the Company recorded charges of approximately $8.2 million resulting from the Company vacating the premises of its 75 Varick St. headquarters in New York City and the related settlement pursuant to which the Company left a substantial portion of its fixed assets, furniture and fixtures and leasehold improvements to the new tenant at the vacated premises. The Company recorded during the nine months ended September 30, 2002 aggregate charges of approximately $2.1 million, which includes severance payments to employees of the Company and the exit costs associated with the shut down of another New York office effective September 30, 2002. The following table details the changes in restructuring charge for the nine months ended September 30, 2002 and 2001.

Accruals and Charges for the Nine Months ended September 30, 2002.

		Changes during the nine month period
	Accrual bal at 12/31/01	Restructuring Charge	Cash Payment	Non-Cash Adjustment	Accrual bal at 9/30/02
Severance Costs	1,000,000	1,288,000	(2,088,000)	—	200,000
Shut down of office	—	450,000	—		450,000
Other	—	379,000	—	(379,000)	—

	1,000,000	2,117,000	(2,088,000)	(379,000)	650,000

Accruals and Charges for the Nine Months ended September 30, 2001

		Changes during the nine month period
	Accrual bal at 12/31/00	Restructuring Charge	Cash Payment	Non-Cash Adjustment	Accrual bal at 9/30/01
Severance Costs	—	3,940,000	(2,540,000)	—	1,400,000
Disposal of Assets	—	8,200,000	—	(8,200,000)	—
Other	840,000	1,197,000	(1,084,000)	(553,000)	400,000

	840,000	13,337,000	(3,624,000)	(8,753,000)	1,800,000

        The following table details the number of employees terminated during the nine months ended September 30, 2002 and 2001, their location and department.

For the nine months ended September 30, 2002

	Argentina	Brazil	Chile	Colombia	Mexico	Uruguay	USA	Venezuela	Total
Product & technology	2	61	2	5	18	5	53	—	146
Sales & marketing	2	9	2	3	15	—	18	3	52
General & administrative	2	11	1	2	8	2	19	—	45

	6	81	5	10	41	7	90	3	243

For the nine months ended September 30, 2001

	Argentina	Brazil	Chile	Colombia	Mexico	Uruguay	USA	Venezuela	Total
Product & technology	2	53	16	2	5	3	46	2	129
Sales & marketing	2	20	6	10	17	—	18	—	73
General & administrative	—	4	—	—	6	—	23	—	33

	4	77	22	12	28	3	87	2	235

15.  NEW ACCOUNTING PRONOUNCEMENTS

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

        The decrease in intangible assets during the nine months ended September 30, 2002 relates to the sale of substantially all of the assets associated with starmedia.com, the Company's Spanish- and Portuguese-language portal, and LatinRed, the Company's Spanish language online community, to eresMas Interactive S.A. ("EresMas") for $8,000,000 in cash. See Note 15.

        Net loss and loss per share amounts on an adjusted basis to reflect the add back of goodwill and other intangible assets amortization would be as follows (in thousands, except for per share amounts):

	Three month period ended		Nine month period ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Reported net loss applicable to common stockholders	$(7,890)	$(53,356)	$(35,800)	$(144,925)
Add back: goodwill and indefinite lived intangible asset amortization	—	2,865	—	5,944

Adjusted net loss applicable to common stockholders	$(7,890)	$(50,491)	$(35,800)	$(138,981)

Basic and diluted loss per share:
Reported net loss applicable to common stockholders	$(0.10)	$(0.75)	$(0.45)	$(2.08)
Goodwill and indefinite lived intangible asset amortization	—	0.04	—	0.08

Adjusted net loss applicable to common stockholders	$(0.10)	$(0.71)	$(0.45)	$(2.00)

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

        In April 2002, the FASB issued SFAS No. 145, "Recision of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2000. SFAS No. 145 revised the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS 145 is effective in fiscal 2003, and is not expected to have a material impact on the Company's consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are to be adopted prospectively after December 31, 2002. Although SFAS No. 146 may impact the accounting for costs related to exit or disposal activities the Company may enter into in the future, particularly the timing of the recognition of these costs, the adoption of the statement will not have an impact on the Company's present financial condition or results of operations.

16.  LEGAL PROCEEDINGS

        In August 2001, the Company, three of its executive officers and each of the underwriters who participated in the Company's May 25, 1999 initial public offering were named as defendants in three class action complaints filed in the United States District Court for the Southern District of New York:

Earl Arneson v. StarMedia Network, Inc, et al; John R. Longman v. StarMedia Network, Inc., et al; and BH Holdings LLC v. StarMedia Network, Inc., et al. The complaints, which are substantially identical, each seek unspecified damages for alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the Company's initial public offering. The complaints allege that the underwriters charged the Company excessive commissions and inflated transaction fees not disclosed in the registration statement and allocated shares of the Company's initial public offering to favored customers in exchange for purported promises by such customers to purchase additional shares in the aftermarket, thereby allegedly inflating the market price for the Company's common stock. These actions have been consolidated with hundreds of other securities class actions commenced against more than 300 companies and approximately 40 investment banks in which plaintiffs make substantially similar allegations as those made against the Company with respect to the initial public offerings at issue in those cases. All of these actions have been consolidated under the caption In re: Initial Public Offering Securities Litigation, 21 MC 92 (SAS). On October 9, 2002, all claims against individual defendants were dismissed without prejudice. The Company has joined in a motion to dismiss filed on behalf of all the issuer defendants.

        On November 19, 2001, the Company announced to the public that it had commenced an investigation into the facts and circumstances related to certain accounting irregularities related to its Mexican subsidiaries and that a restatement of its audited financial statements for the year ended December 31, 2000 and its unaudited financial statements for the quarters ended March 31, 2001 and June 30, 2001 would likely be necessary. On the same day the Company informed the SEC of this matter. Subsequently, the SEC informed the Company that it opened an investigation into this matter. The Company is cooperating with the SEC's investigation, which is on-going.

        In late 2001 and early 2002, eleven putative class action lawsuits were filed against the Company in the United States District Court for the Southern District of New York in connection with the Company's announcement relating to the restatement referred to above. The eleven cases were subsequently consolidated and a lead plaintiff and lead counsel for the class were subsequently appointed. The lead plaintiffs filed a Consolidated Amended Complaint on May 31, 2002 under the caption In re StarMedia Network, Inc. Securities Litigation 01 Civ. 10556 (S.D.N.Y.). The lead plaintiffs and all defendants have executed a settlement agreement that resolves all claims in the consolidated action. The settlement amount will be paid by the Company's directors and officers' liability insurance carrier. On September 30, 2002 the United States District Court Judge overseeing the consolidated litigation granted final approval of the settlement. To date, no party has sought to appeal the district court's final approval of the settlement. The eleven lawsuits filed in this matter were:

CASE NAME	DATE FILED
Kramon v. StarMedia Network, Inc. et al.	November 20, 2001
Stourbridge Ltd., et al. v. StarMedia Network, Inc. et al.	November 20, 2001
Rennel Trading Corp. v. StarMedia Network, Inc. et al.	November 21, 2001
Ehrenreich v. StarMedia Network, Inc. et al.	November 27, 2001
Howe v. StarMedia Network, Inc. et al.	November 27, 2001
Mayper v. StarMedia Network, Inc. et al.	November 28, 2001
Dorn v. StarMedia Network, Inc. et al.	December 3, 2001
Hindo v. StarMedia Network, Inc. et al.	December 12, 2001
Mather v. StarMedia Network, Inc. et al.	December 19, 2001
Nulf v. StarMedia Network, Inc. et al.	December 19, 2001
Vasko v. StarMedia Network, Inc. et al.	January 7, 2002

        In April 2002, AT&T Corp filed a claim in the United States District Court for the Southern District of New York seeking payment from the Company for telecommunications services rendered to the Company in the amount of approximately $337,000, and in June 2002 AT&T amended that complaint to increase the amounts claimed to approximately $1,400,000. The Company denies that it owes most of the amount alleged by AT&T to be payable. The parties are engaged in active settlement discussions and in December 2002 agreed to submit this matter to arbitration before the American Arbitration Association.

        In October 2001, Fausto Zapata, formerly President of SMN de Mexico, S de RL, filed a claim in the applicable Labor Courts in Mexico City alleging that SMN de Mexico, Servicios Star Mexico S. de R.L. de C.V. and StarMedia Network, Inc., among other companies, terminated his employment without cause and failed to make payments due to him under an employment agreement following his termination by the Company. The amounts claimed by Mr. Zapata exceed 8.5 million Pesos, or approximately $900,000. In December 2002, the parties settled this claim for less than the amount originally claimed by Mr. Zapata. Mr. Zapata's claim has been dismissed with prejudice and liens placed on certain of the Company's assets in Mexico have been lifted.

        In January 2002, Mr. Carlos Ponce filed a claim in the U.S. District Court in the Southern District Court of Florida in connection with allegations by Mr. Ponce that the Company exceeded the scope of a license to use his image in connection with an advertising campaign. Mr. Ponce claims violations of common law and statutory rights of publicity under Florida law, unfair business practices, misappropriation, and also asserts claims under the Lanham Act. Mr. Ponce seeks damages allegedly in excess of $1,000,000, treble damages, punitive damages, and injunctive and other equitable relief. The Company filed an answer to the complaint in February 2002. The Company denies Mr. Ponce's claims and believes that even if such claims were proven, the damages sought are grossly overstated, and that the Lanham Act claim may be legally deficient. Discovery is proceeding in the case, and the case has been set for a jury trial commencing on May 19, 2003.

        On or about September 5, 2002 Official Kiosk Group ("OKG") filed a claim for $1,000,000 in Florida state court alleging that this amount is owed to it under a March 2001 agreement. The Company denies that it owes this amount to OKG. On October 1, 2002 the Company filed a motion to dismiss on the ground that the parties' agreement requires all claims to brought in New York. On January 10, 2003, the judge in this case ruled in favor of the Company and dismissed OKG's claim. OKG's counsel has advised the Company that they intend to re-file their claim in New York.

        In May 2002 the Company was notified that Digital Impact had presented a demand for arbitration seeking payment of approximately $594,000 allegedly owed to Digital Impact by the Company in connection with the Company's termination of an agreement between Digital Impact and the Company. On October 7, 2002, Digital Impact and the Company entered into a settlement agreement for less than $594,000. Following payment by the Company of the agreed settlement, Digital Impact has withdrawn its arbitration demand. The amount of the agreed settlement was accrued for in the accompanying financial statements.

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

17.  SUBSEQUENT EVENT

        On October 3, 2002 the Company entered into an agreement with Grupo MVS, S.A. de C.V. and Harry Moller Publicidad, S.A. de C.V., the former shareholders of Adnet, S.A. de C.V., one of the Company's Mexican subsidiaries, pursuant to which the former shareholders agreed to (a) refund to the Company 100% of their respective holdings of common stock of the Company and (b) not to purchase any additional common stock of the Company for two years. In exchange, the Company agreed to release the shareholders from any and all claims it might otherwise have against them under the stock purchase agreement pursuant to which it acquired Adnet from them. The total number of shares delivered to the Company under the release agreement consisted of 4,599,156 delivered by Grupo MVS and 4,288,797 delivered by Harry Moller Publicidad. These shares will be included in treasury stock as of the date of the agreement at the fair market value established in the over the counter securities market.

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

OVERVIEW

        StarMedia Network, Inc. (d/b/a CycleLogic) was incorporated in Delaware in March 1996. We commenced operations in September 1996 and launched the StarMedia network of websites targeted at Spanish and Portuguese-speaking Internet users in December 1996. In May 1999, we completed the initial public offering of our common stock and in October 1999 we completed a follow-on public offering of our common stock. Our principal executive offices are located at 999 Brickell Ave. Suite 900, Miami, Florida, 33131 and our telephone number is (305) 938-3000. Previously, our principal offices were located at 75 Varick Street, New York, New York, 10013.

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

        Beginning in the summer of 2001, the Company has undertook a realignment for the general purpose of reducing the costs of operating our Internet media services business and focusing its resources on the development of our mobile solutions business. Management believes this realignment was necessary in order to preserve the Company's prospects of becoming profitable. The rationale for this realignment was that since the StarMedia network was established, the Company's media business continued to incur significant operating losses as the costs of providing content, tools and applications necessary to attract and maintain a broad user base continued to significantly exceed the revenues derived from basic advertisers' fees. Also underlying this realignment was the expectation of management and the board of directors that the deterioration of the Internet advertising market in Latin America and the U.S. during 2001 would continue and was unlikely to increase to levels that would support the established levels of operating costs of the Company's media business.

        In early 2002, the Company's management and board of directors determined that, notwithstanding the realignment undertaken as of that time, the continued operation of the Company's media assets would undermine the Company's prospects for profitability. Accordingly, the Company undertook efforts to sell its remaining media assets, including the starmedia.com portal and its LatinRed community products. On July 3, 2002, the Company sold most of the intellectual property, hardware and other assets associated with the operation of starmedia.com and LatinRed to EresMas, and agreed that it would cease to conduct business under the StarMedia name.Since then the Company has operated commercially under the name "CycleLogic." This change of name has been approved by management and the board of directors, who expect to propose at the next meeting of the Company's shareholders that the Company amend its certificate of incorporation to formally change its name to "CycleLogic, Inc." Any such amendment is subject to the approval by the Company's shareholders.

        The Company is now principally engaged in providing integrated mobile Internet solutions to wireless telephone operators in Latin America targeting Spanish-and Portuguese-speaking end-users. In addition, we continue to operate several Spanish- and Portuguese-language websites and design and operate portals for third parties. Beginning in July 2002, the vast majority of our revenues have been generated from our mobile solutions business. Our customers are in Latin America and most of our revenues come from Venezuela, Brazil, Colombia, Argentina, and Chile.

        The Company is considering implementing a reverse stock split and, as a result, becoming a private company. In late September 2002 the Company filed a preliminary proxy statement pursuant to Section 14(a) of the Securities Exchange Act which, among other things, describes the reverse stock split that the board of directors and management currently intend to propose for shareholders' approval at the next meeting of the Company's shareholders. Following clearance from the Securities and Exchange Commission, the Company currently intends to distribute a definitive proxy statement to shareholders formally calling a meeting of shareholders at which one of the agenda items would be a vote to approve the reverse stock split and going private transaction.

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

        —WIS TECHNOLOGY. The WIS software is a carrier-class technology that permits mobile operators to deliver short-message services (SMS) and other content from the Internet to their customers in a manner that is fully integrated with the wireless operator's provisioning systems (the systems that determine which customers have elected to receive specific services), billing systems, gateway infrastructure systems, and other back-end systems. Two components of our WIS technology are:

        —TRANSACTIONAL-BILLING. This feature of the WIS technology allows wireless operators to apply different business rules to permit flexible billing (for post-paid and pre-paid) based on the type of mobile Internet service accessed by an end-user, the end-user's subscription plan and other variables identified by the operator.

        —WIRELESS MARKETPLACE. This feature of the WIS technology allows wireless operators to efficiently and cost-effectively distribute third parties' content and applications (in addition to the Company's own) through the WIS and to integrate such services within their overall mobile Internet service offerings.

        The WIS software is designed to operate on dedicated servers placed in the wireless operators' premises.

        —GEN3 WIRELESS PORTAL TECHNOLOGY. Our Gen3 wireless portal technology allows wireless operators to provide to their customers personalized Internet websites that can be viewed through different browser types and devices, including their personal computers and wireless devices (such as WAP-enabled phones and PDAs). Using this technology, the content and services offered on end-users' portals, as well as the branding of the portal, vary based on the user's profile and subscription of services.

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

        The Company derives revenues from its mobile Internet solutions through set up and installation fees, technology licenses fees and usage-based fees. We currently have agreements for the use of our WIS technology with more than 20 wireless operators throughout the region, including subsidiaries of BellSouth International, Verizon, Telefonica and Americas Telecom. For the nine months ended September 30, 2002, one mobile operator accounted for more than 10% of our total revenues and our top four mobile operators accounted for 44% of our total revenues.

        INTERNET MEDIA SERVICES. Historically, the Company has also provided extensive services to consumers, including community features such as

        —free email, promotional email newsletters, user surveys, chats, instant messaging, and home pages;

        —tools and applications, such as games, multimedia players, comprehensive city guide content, and sophisticated search capabilities;

        —local and global editorial content; and

        —online shopping in Spanish and Portuguese.

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

        The Company derives revenues from its portal solutions principally through development fees and maintenance fees it charges its portal solutions customers. Historically, it has also generated revenues from on-line promotions and advertising it undertakes with respect to the portals it develops. As a result of the sale on July 3, 2002 of most of our intellectual property, hardware and other assets allocated with the operation of starmedia.com and LatinRed to Eresmas we will no longer generate any revenues from our Internet media services business.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

REVENUES

        Total revenues decreased to $1.6 million for the three months ended September 30, 2002 from $4.6 million, for the three months ended September 30, 2001. This decrease in revenues was primarily associated with a decline in the Internet media revenue due to its sale to EresMas on July 3, 2002, partially offset by increases in the mobile solution business due to the addition of new mobile solutions customers. Internet media revenue declined to $0 for the three months ended September 30, 2002, from $3.7 million for the three months ended September 30, 2001, while mobile solution business increased to $1.6 million for the three months ended September 30, 2002 from $903,000 for the three months ended September 30, 2001.

        The mobile solution business has not entered into barter arrangements. All prior barter arrangements were associated with the Internet media business, which upon its sale on July 3, 2002, no longer generates barter revenues. Barter revenue for the three months ended September 30, 2001 accounted for 21% of total revenues.

        For the three months ended September 30, 2002, three mobile operators, individually, accounted for more than 10% of our total revenues. For the three months ended September 30, 2001, one advertiser accounted for more than 10% of our total revenues. For the three months ended September 30, 2002, our top five mobile operators accounted for 91% of our total revenues. For the three months ended September 30, 2001, our top five advertisers and mobile operators combined account for 42% of our total revenues.

OPERATING EXPENSES

        Management believes that as part of the realignment of the Company's resources and the sale of our media assets, our operating expense structure will be reduced. These reductions in conjunction with our objective of furthering our mobile solutions business will provide a better opportunity for the company to reach profitability. However, there can be no assurances that these reductions will result in the company becoming profitable and continuing as a going concern.

        In general, management estimates that as a result of the realignment and its ceasing to engage in the Internet media business, the Company's operating expenses will be reduced to $7 million for the three months ended December 31, 2002, as compared to approximately $10 million for the three months ended September 30, 2002.

PRODUCT AND TECHNOLOGY

        Product and technology development expenses decreased to $3.1 million, or 198% of total revenues, for the three months ended September 30, 2002, from $11.5 million, or 249% of total revenues, for the three months ended September 30, 2001. This decline was primarily due to decreases of approximately $3.7 million for compensation-related expense, $1.7 million for consulting and contract fees, and $2.2 million in hosting expense.

SALES AND MARKETING

        Sales and marketing expenses decreased to $764,000, or 48% of total revenues for the three months ended September 30, 2002 from $8.9 million, or 194% of total revenues, for the three months ended September 30, 2001. This decrease was primarily due to decreases of approximately $2.1 million in compensation-related expense, $4.8 million in advertising expense, and $434,000 in travel-related expenses.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses decreased to $2.5 million, or 158% of total revenues, for the three months ended September 30, 2002, from $6.1 million, or 133% of total revenues, for the three months ended September 30, 2001. The decrease in general and administrative expenses was primarily attributed to decreases in approximately $1.2 million in compensation-related expenses, $403,000 in business taxes and insurance and approximately $1.4 million in office rent and utilities due to a significant reduction in our operating lease arrangements.

RESTRUCTURING AND OTHER CHARGES

        For the three months ended September 30, 2002, we recorded restructuring charges totaling approximately $1.6 million. Such amount includes employee termination costs of approximately

$874,000, exit cost of approximately $450,000 related to the shut down of our New York office effective September 30, 2002, and approximately $232,000 of other costs related to the restructuring. For the three months ended September 30, 2001, we recorded restructuring charges totaling approximately $8.8 million, which included charges of $8.2 million resulting from the Company vacating the premises of its 75 Varick St. headquarters in New York City and the related settlement pursuant to which the Company left a substantial portion of its fixed assets, furniture and fixtures and leasehold improvements to the new tenant at the vacated premises.

BAD DEBT (RECOVERIES) EXPENSE

        Bad debt expense for the quarter ended September 30, 2002 totaled $3,000 compared to a net recovery of $385,000 during the quarter ended September 30, 2001. The Company believes that all potential uncollectible accounts receivables have been fully reserved for and as such the Company does not expect any future collectibility or billing problems from the accounts currently reported in the financial statements.

WRITE-OFF OF OFFICER LOANS

        Officer loan write-off for the three months ended September 30, 2001 approximated $450,000 of loans and related interest made to certain officers of the Company, which management determined to be unrealizable due to the impairment in collateral value.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expenses decreased to $1.7 million, or 106% of total revenues, for the three months ended September 30, 2002, from $7.4 million or 161% of total revenues, for the three months ended September 30, 2001. This decrease is attributed to decreases in depreciation expense due to a reduction in capital purchases, fixed asset impairments in 2001, the adoption of FASB Statement 142, which states that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment, and goodwill and intangibles which were impaired in 2001. For the period ended September 30, 2002, the Company reviewed and assessed that there were no impairment for goodwill and intangibles.

STOCK-BASED COMPENSATION EXPENSE

        Of the cumulative deferred compensation amount, $3,000 was recorded as an expense for the three months ended September 30, 2002 compared with $491,000 recorded as expense for the three months ended September 30, 2001. The decrease relates to the reduction in the number of employees. The unamortized balance is being amortized over the vesting period for the individual options, which is typically three years for options issued prior to February 1999 and four years for options issued thereafter.

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

IMPAIRMENT OF GOODWILL

        As of December 31, 2001, the Company determined that all goodwill related to the Internet media business was impaired. As a result, for the three months ended September 30, 2001, the Company recorded a goodwill impairment charge of $11.4 million related to these assets.

INTEREST

        Interest income includes income from our cash and investments. Interest income decreased to $13,000 for the three months ended September 30, 2002 from $582,000 for the three months ended September 30, 2001. Interest income decreased as a result of a decrease in the average invested cash balance for the above periods.

        For the quarter ended September 30, 2002, the Company recorded $0 in interest expense because there was no debt outstanding. For the quarter ended September 30, 2001, $230,000 in interest expense was recorded.

OTHER INCOME

        For the three months ended September 31, 2002, the Company recorded other income of $831,000. Such amount is primarily composed of approximately $390,000 in reduction of vendor liabilities realized from the Company's effort to reduce its obligations and $359,000 of income paid under the transitional service agreement with EresMas as part of the sale of substantially all the assets associated with Starmedia.com and LatinRed. (See Note 6).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

REVENUES

        Total revenues decreased to $6.0 million for the nine months ended September 30, 2002 from $19.8 million for the nine months ended September 30, 2001. This decrease in revenues was primarily due to a decrease in the volume of revenue-producing advertising impressions and sponsorships associated with the Internet media business and the sale of Internet media business to EresMas on July 3, 2002, partially offset by increases in the mobile solutions business due to the addition of new mobile solutions customers. Internet media revenue declined to $2.3 million for the nine months ended September 30, 2002, from $17.5 million for the nine months ended September 30, 2001, while revenues from the mobile solutions business increased to $3.7 million for the nine months ended September 30, 2002 from $2.2 million for the nine months ended September 30, 2001.

        All barter arranagements were associated with the Internet media business. Barter revenues for the nine months ended September 30, 2002 and 2001 accounted for 8% and 29% of total revenues, respectively.

        For the nine months ended September 30, 2002, one mobile operator accounted for more than 10% of our total revenues. For the nine months ended September 30, 2001, two advertisers, individually, accounted for more than 10% of our total revenues. For the nine months ended September 30, 2002, our top five advertisers and mobile operators combined accounted for 52% of our total revenues. For the nine months ended September 30, 2001, our top five advertisers account for 41% of our total revenues.

OPERATING EXPENSES

PRODUCT AND TECHNOLOGY

        Product and technology development expenses decreased to $16.1 million, or 268% of total revenues, for the nine months ended September 30, 2002, from $40.2 million, or 204% of total revenues, for the nine months ended September 30, 2001. This decrease was primarily due to a decrease of approximately $10.9 million for compensation-related expense, $4.5 million for consulting and contract fees, $5.8 million in hosting and content acquisition related expense, and $2.5 million in travel, telephone, and maintenance contract service related charges.

SALES AND MARKETING

        Sales and marketing expenses decreased to $3.5 million, or 58% of total revenues, for the nine months ended September 30, 2002 from $27.4 million, or 139% of total revenues, for the nine months ended September 30, 2001. This decrease was primarily due to decreases of approximately $7.5 million in compensation- related expense, $13.1 million in advertising expense, and $1.3 million in travel expenses. Furthermore, included in the nine months ended September 30, 2002 was a benefit of approximately $1.0 million related to the final determination of the value of barter received upon the termination at June 30, 2002 of certain underlying barter agreements.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses decreased to $9.6 million, or 161% of total revenues, for the nine months ended September 30, 2002, from $23.2 million, or 117% of total revenues, for the nine months ended September 30, 2001. The decrease in general and administrative expenses was primarily attributed to decreases in approximately $4.9 million in compensation-related expenses, $1.7 million in business taxes and insurance, and approximately $4.8 million in office rent and utilities due to a significant reduction in our operating lease arrangements.

RESTRUCTURING AND OTHER CHARGES

        For the nine months ended September 30, 2002, we recorded restructuring charges totaling approximately $2.1 million. Such amount includes employee termination costs of approximately $1.4 million, exit cost of $450,000 related to the shut down of our New York office effective September 30, 2002, and approximately $232,000 of other costs related to the restructuring. For the nine months ended September 30, 2001, we recorded restructuring charges totaling approximately $13.3 million, which included charges of approximately $8.2 million resulting from the Company vacating the premises of its 75 Varick St. headquarters in New York City and the related settlement pursuant to which the Company left a substantial portion of its fixed assets, furniture and fixtures and leasehold improvements to the new tenant at the vacated premises. Additionally, approximately $3.9 million in employee termination costs and $1.2 million in other related cost were incurred.

BAD DEBT (RECOVERIES) EXPENSE

        Bad debt (recoveries) expense for the nine months ended September 30, 2002 was a net recovery of $162,000 as a result of a reversal of account receivables that had been previously reserved for and were subsequently collected. Bad debt expense for the nine months ended September 30, 2001 totaled $11.1 million as a result of the write-off/reserve of accounts receivables that had deteriorated and or became uncollectible during the period. Additionally, a great majority of this write-off relates to accounts from Internet customers whom suffered a significant setback to their business as a result of the deterioration of the advertising market. The Company believes that all potential uncollectible accounts receivables have been fully reserved for and as such the Company does not expect any future collectibility or billing problems from the accounts currently reported in the financial statements.

WRITE-OFF OF OFFICER LOANS

        Officer loan write-off for the nine months ended September 30, 2001 approximated $11.3 million of loans and related interest made to certain officers of the Company, which management determined to be unrealizable due to the impairment in collateral value.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expenses decreased to $9.2 million, or 153% of total revenues, for the nine months ended September 30, 2002, from $20.1 million, or 102% of total revenues, for the nine months ended September 30, 2001. This decrease is attributed to decreases in depreciation expense due to a reduction in capital purchases, fixed asset impairment in year 2001, the adoption of FASB Statement 142, which states that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment, and goodwill and intangibles which were impaired in 2001. For the period ended September 30, 2002, the Company reviewed and assessed that there was no impairment for goodwill and intangibles.

STOCK-BASED COMPENSATION EXPENSE

        Of the cumulative deferred compensation amount, $18,000 was recorded as an expense for the nine months ended September 30, 2002 compared with $1.9 million recorded as expense for the nine months ended September 30, 2001. The decrease relates to the reduction in the number of employees. The unamortized balance is being amortized over the vesting period for the individual options, which is typically three years for options issued prior to February 1999 and four years for options issued thereafter.

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

        In the first quarter of 2001, the Company decided to cease operating Webcast Solutions, a company that had been merged in September 1999 with a wholly owned subsidiary of the Company (the "Webcast Solutions Merger"). Webcast Solutions was a streaming media company focused on the global delivery of audio, video and other internet based interactive media. The decision to cease operation of this asset mainly resulted from the significant costs that were required to operate and maintain this investment. Furthermore, the penetration rates previously anticipated by the Company were not achieved during the period the asset operated and management did not expect significant short-term nor long-term improvements. The total loss recognized as a result of this decision totaled $1,153,000 for the nine months ended September 30, 2001.

IMPAIRMENT OF GOODWILL

        As of December 31, 2001, the Company determined that all goodwill related to the Internet media business was impaired. As a result, for the nine months ended September 30, 2001, the Company recorded a goodwill impairment charge of $11.4 million related to these assets.

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

INTEREST

        Interest income includes income from our cash and investments. Interest income decreased to $235,000 for the nine months ended September 30, 2002 from $2.9 million for the nine months ended September 30, 2001. Interest income decreased as a result of a decrease in the average invested cash balance for the above periods.

        For the nine months ended September 30, 2002, the Company recorded $0 in interest expense because there was no debt outstanding. For the nine months ended September 30, 2001, $873,000 in interest expense was recorded.

OTHER INCOME

        For the nine months ended September 31, 2002, the Company recorded other income of $481,000. Such amount is primarily composed of approximately $370,000 in the reduction of vendor liabilities realized from the Company's effort to reduce its obligations and $359,000 of income paid under the transitional service agreement with EresMas as part of the sale of substantially all the assets associated with Starmedia.com and LatinRed (see Note 6), partially offset by a loss in foreign currency exchange.

LIQUIDITY AND CAPITAL RESOURCES

        To date, we have financed our operations primarily through the sale of our equity securities. At September 30, 2002, we had $10.3 million in cash and cash equivalents, a decrease of $11.3 million from December 31, 2001.

        We used $29.3 million in operating activities for the nine months ended September 30, 2002, a decrease from $79.0 millon for the nine months ended September 30, 2001 due to reduced operating expenditures. Cash used in operating activities substantially related to our loss of $33.9 million and $144.1 million during the periods ended September 30, 2002 and September 30, 2001, respectively. For the nine months ended September 30, 2002, non-cash operating activities included $9.2 million in depreciation and amortization. For the nine months ended September 30, 2001, non-cash operating activities included $20.1 million for depreciation and amortization, $15.5 million in impairment of goodwill and fixed assets, $12.5 million in loss on disposition of assets, $11.1 million in provision for bad debts, $1.9 million for amortization of stock-based compensation, and $11.3 million relating to write-down of officer loans.

        For the nine months ended September 30, 2002, we received net cash of $18.3 million from investing activities, including $20.0 million provided from sale of Cade?, a Brazilian search directory ($13 million) and the sale of starmedia.com and LatinRed to EresMas ($7 million), partially offset by $977,000 for purchase of fixed assets, and $729,000 in purchase of other assets. For the nine months ended September 30, 2001, we used $10.3 million in investing activities, including $6.1 million for the purchase of fixed assets, $6.8 million for advances to officers, $4.9 million for acquisitions, offset by $8.2 million provided by release of letters of credit which consisted of $5.0 million released as a result of vacating the premise the Company's 75 Varick Street headquarters in New York City and $1.8 million released, as AT&T had fully drawn down on the letter of credit.

        Net cash (used in) provided by financing activities was ($6,000) and $31.1 million for the nine months ended September 30, 2002 and 2001, respectively. Net cash used by financing activities during the nine months ended September 30, 2002 was for acquisition of treasury shares. Net cash provided by financing activities during the nine months ended September 30, 2001 consisted of net proceeds of $35.1 million resulting from the issuance of the Company's Series A Convertible Preferred Stock, partially offset by $4.3 million used for the repayment of long-term debt.

        During the period ended September 30, 2001, the Company issued 1,431,373 shares of its Series A Convertible Preferred Stock at a price per share of $25.50 to BellSouth and certain other investors resulting in total proceeds of $35.1 million to the Company, net of issuance costs of approximately $1.4 million. (See Note 8).

        During the period ended September 30, 2001, we used $4.3 million for repayment of our long-term debt. As a result, at September 30, 2001, we had no long-term debt outstanding.

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

        Revenue is recognized when the earnings process is complete, as evidenced by an agreement between the customer and the Company, when delivery has occurred or services have been rendered and when collection is probable. The recognition of revenue in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of revenue. We recognize revenue when earned as services are provided throughout the life of each contract with a customer. The majority of our revenues are invoiced on a monthly basis. Estimates related to the recognition of revenue included the recognition of barter revenue and the allocation of advertising revenue across the various deliverables of multiple element revenue arrangements. We record deferred revenue for billings in excess of revenues recognized. With the sale of the Internet media business, the Company no longer has barter revenue of multiple element advertising revenue arrangements.

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

ITEM 4.    CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President (Principal Executive Officer) and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President (Principal Executive Officer) and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In August 2001, the Company, three of its executive officers and each of the underwriters who participated in the Company's May 25, 1999 initial public offering were named as defendants in three class action complaints filed in the United States District Court for the Southern District of New York: Earl Arneson v. StarMedia Network, Inc, et al; John R. Longman v. StarMedia Network, Inc., et al; and BH Holdings LLC v. StarMedia Network, Inc., et al. The complaints, which are substantially identical, each seek unspecified damages for alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the Company's initial public offering. The complaints allege that the underwriters charged the Company excessive commissions and inflated transaction fees not disclosed in the registration statement and allocated shares of the Company's initial public offering to favored customers in exchange for purported promises by such customers to purchase additional shares in the aftermarket, thereby allegedly inflating the market price for the Company's common stock. These actions have been consolidated with hundreds of other securities class actions commenced against more than 300 companies and approximately 40 investment banks in which plaintiffs make substantially similar allegations as those made against the Company with respect to the initial public offerings at issue in those cases. All of these actions have been consolidated under the caption In re: Initial Public Offering Securities Litigation, 21 MC 92 (SAS). On October 9, 2002, all claims against individual defendants were dismissed without prejudice. The Company has joined in a motion to dismiss filed on behalf of all the issuer defendants.

        On November 19, 2001, the Company announced to the public that it had commenced an investigation into the facts and circumstances related to certain accounting irregularities related to its Mexican subsidiaries and that a restatement of its audited financial statements for the year ended December 31, 2000 and its unaudited financial statements for the quarters ended March 31, 2001 and June 30, 2001 would likely be necessary. On the same day the Company informed the SEC of this matter. Subsequently, the SEC informed the Company that it opened an investigation into this matter. The Company is cooperating with the SEC's investigation, which is on-going.

        In late 2001 and early 2002, eleven putative class action lawsuits were filed against the Company in the United States District Court for the Southern District of New York in connection with the Company's announcement relating to the restatement referred to above. The eleven cases were subsequently consolidated and a lead plaintiff and lead counsel for the class were subsequently appointed. The lead plaintiffs filed a Consolidated Amended Complaint on May 31, 2002 under the caption In re StarMedia Network, Inc. Securities Litigation 01 Civ. 10556 (S.D.N.Y.). The lead plaintiffs and all defendants have executed a settlement agreement that resolves all claims in the consolidated action. The settlement amount will be paid by the Company's directors and officers' liability insurance carrier. On September 30, 2002 the United States District Court Judge overseeing the consolidated litigation granted final approval of the settlement. To date, no party has sought to appeal the district court's final approval of the settlement. The eleven lawsuits filed were:

CASE NAME	DATE FILED
Kramon v. StarMedia Network, Inc. et al.	November 20, 2001
Stourbridge Ltd., et al. v. StarMedia Network, Inc. et al.	November 20, 2001
Rennel Trading Corp. v. StarMedia Network, Inc. et al.	November 21, 2001
Ehrenreich v. StarMedia Network, Inc. et al.	November 27, 2001
Howe v. StarMedia Network, Inc. et al.	November 27, 2001
Mayper v. StarMedia Network, Inc. et al.	November 28, 2001
Dorn v. StarMedia Network, Inc. et al.	December 3, 2001
Hindo v. StarMedia Network, Inc. et al.	December 12, 2001
Mather v. StarMedia Network, Inc. et al.	December 19, 2001
Nulf v. StarMedia Network, Inc. et al.	December 19, 2001
Vasko v. StarMedia Network, Inc. et al.	January 7, 2002

        In April 2002, AT&T Corp filed a claim in the United States District Court for the Southern District of New York seeking payment from the Company for telecommunications services rendered to the Company in the amount of approximately $337,000, and in June 2002 AT&T amended that complaint to increase the amounts claimed to approximately $1,400,000. The Company denies that it owes most of the amount alleged by AT&T to be payable. The parties are engaged in active settlement discussions and in December 2002 agreed to submit this matter to arbitration before the American Arbitration Association.

        In October 2001, Fausto Zapata, formerly President of SMN de Mexico, S de RL, filed a claim in the applicable Labor Courts in Mexico City alleging that SMN de Mexico, Servicios Star Mexico S. de R.L. de C.V. and StarMedia Network, Inc., among other companies, terminated his employment without cause and failed to make payments due to him under an employment agreement following his termination by the Company. The amounts claimed by Mr. Zapata exceed 8.5 million Pesos, or approximately $900,000. In December 2002, the parties settled this claim for less than the amount originally claimed by Mr. Zapata. Mr. Zapata's claim has been dismissed with prejudice and liens placed on certain of the Company's assets in Mexico have been lifted.

        In January 2002, Mr. Carlos Ponce filed a claim in the U.S. District Court in the Southern District Court of Florida in connection with allegations by Mr. Ponce that the Company exceeded the scope of a license to use his image in connection with an advertising campaign. Mr. Ponce claims violations of common law and statutory rights of publicity under Florida law, unfair business practices, misappropriation, and also asserts claims under the Lanham Act. Mr. Ponce seeks damages allegedly in excess of $1,000,000, treble damages, punitive damages, and injunctive and other equitable relief. The Company filed an answer to the complaint in February 2002. The Company denies Mr. Ponce's claims and believes that even if such claims were proven, the damages sought are grossly overstated, and that the Lanham Act claim may be legally deficient. Discovery is proceeding in the case, and the case has been set for a jury trial commencing on May 19, 2003.

        On or about September 5, 2002 Official Kiosk Group ("OKG") filed a claim for $1,000,000 in Florida state court alleging that this amount is owed to it under a March 2001 agreement. The Company denies that it owes this amount to OKG. On October 1, 2002 the Company filed a motion to dismiss on the ground that the parties' agreement requires all claims to brought in New York. On

January 10, 2003, the judge in this case ruled in favor of the Company and dismissed OKG's claim. OKG's counsel has advised the Company that they intend to re-file their claim in New York.

        In May 2002 the Company was notified that Digital Impact had presented a demand for arbitration seeking payment of approximately $594,000 allegedly owed to Digital Impact by the Company in connection with the Company's termination of an agreement between Digital Impact and the Company. On October 7, 2002, Digital Impact and the Company entered into a settlement agreement Following payment by the Company of the agreed settlement, Digital Impact has withdrawn its arbitration demand. The amount of the agreed settlement was less than the amount of contingency the Company had accrued for in the accompanying financial statements.

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

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        PRE-APPROVAL OF NON-AUDIT SERVICES

        The Audit Committee has not approved any non-audit services by our independent auditors during the period covered by this quarterly report on Form 10-Q.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are filed with this report:

Exhibit Number	Description
99.1	Certification of CEO/CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K:

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

Date: January 10, 2003

STARMEDIA NETWORK, INC.

By:	/s/ ANA M. LOZANO-STICKLEY Ana M. Lozano-Stickley Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATION

I, Jose Manuel Tost, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of StarMedia Network, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003

/s/ JOSE MANUEL TOST Jose Manuel Tost President StarMedia Network, Inc.

CERTIFICATION

I, Ana M. Lozano-Stickley, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of StarMedia Network, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003

/s/ ANA M. LOZANO-STICKLEY Ana M. Lozano-Stickley Chief Financial Officer StarMedia Network, Inc.

QuickLinks

Item 1.
Item 2.
Item 3.
Item 4.
Item 5.
Item 6.
Item 7.
STARMEDIA NETWORK, INC. AND SUBSIDIARIES INDEX
PART I
STARMEDIA NETWORK, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
STARMEDIA NETWORK, INC., AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
STARMEDIA NETWORK, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
STARMEDIA NETWORK, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
PART II OTHER INFORMATION
STARMEDIA NETWORK, INC.
CERTIFICATION
CERTIFICATION