Form 10-K/A
period 2001-12-31
STARMEDIA NETWORK INC
filed 2003-02-12
CIK 1057334

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            STARMEDIA NETWORK, INC.
                          2001 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

PART I..................................................................      3
  ITEM 1.   Business....................................................      6
  ITEM 2.   Properties..................................................     25
  ITEM 3.   Legal Proceedings...........................................     25
  ITEM 4.   Submission of Matters to a Vote of Security Holders.........     27

PART II.................................................................     28
  ITEM 5.   Market for Registrant's Common Equity and Related                28
            Stockholder Matters.........................................
  ITEM 6.   Selected Consolidated Financial Data........................     28
  ITEM 7.   Management's Discussion and Analysis of Financial Condition      30
            and Results of Operations...................................
  ITEM 7A.  Quantitative and Qualitative Disclosures about Market            42
            Risk........................................................
  ITEM 8.   Financial Statements and Supplementary Data.................     42
  ITEM 9.   Changes in and Disagreements with Accountants on Accounting      42
            and Financial Disclosure....................................

PART III................................................................     43
  ITEM 10.  Directors and Executive Officers of the Registrant..........     43
  ITEM 11.  Executive Compensation......................................     45
  ITEM 12.  Security Ownership of Certain Beneficial Owners and              52
            Management..................................................
  ITEM 13.  Certain Relationships and Related Transactions..............     54

PART IV.................................................................     58
  ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form      58
            8-K.........................................................

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

                                EXPLANATORY NOTE

    THIS AMENDMENT IS BEING FILED TO INCLUDE ADDITIONAL DISCLOSURE AND INFORMATION IN CERTAIN SECTIONS IN RESPONSE TO COMMENTS RECEIVED BY THE SEC AND AFTER CONSULTATION WITH THE COMPANY'S AUDITORS. IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE ANNUAL REPORT ON FORM 10-K AS ORIGINALLY FILED, THIS AMENDMENT CONTINUES TO SPEAK AS OF THE DATE OF THE ORIGINAL FILING WITH THE SEC ON JULY 11, 2002, AND THE COMPANY HAS NOT UPDATED THE DISCLOSURES IN THIS REPORT TO SPEAK AS OF A LATER DATE. ALL INFORMATION CONTAINED IN THIS AMENDMENT IS SUBJECT TO UPDATE AND SUPPLEMENT BY THE COMPANY'S REPORTS FILED WITH THE SEC FOR PERIODS SUBSEQUENT TO THE DATE OF THE ORIGINAL FILING OF THE ANNUAL REPORT ON FORM 10-K.

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

    The Company's restatements of its audited consolidated financial statements for the fiscal year ended December 31, 2000 and the quarters therein and its unaudited consolidated financial statements for the quarters ended March 31, 2001 and June 30, 2001 contain adjustments that fall into five categories. The first category of adjustments arise from the independent investigation conducted by a Special Committee of the Board of Directors and referred to in the Company's November 19, 2001 announcement. The findings of the Special Committee's investigation indicate that the Company improperly recognized certain revenues and pre-paid expenses. The majority of these revenues and pre-paid expenses were recognized by its Mexican subsidiary, SMN de Mexico (d/b/a StarMedia Mexico). The remainder was recognized by its other Mexican subsidiary, AdNet, S.A. de C.V. ("AdNet"). The transactions in question involved transactions in which StarMedia Mexico and AdNet sold advertising to third parties with the assistance of two former shareholders of AdNet and, at the same time, made payments to such former shareholders in apparent anticipation of future services rendered, which payments were booked as pre-paid expenses. Based in part on failure to receive confirmations of sales from the third party purchasers of advertising and the failure to substantiate the delivery and value of services that were pre-paid, the Special Committee determined to restate such transactions.

    The other categories of adjustments arise from management's additional investigation to confirm the accuracy of the consolidated financial statements to be restated based on the Special Committee's investigation. The findings of management's investigation indicate that the following accounting regularities occurred in addition to those identified by the independent investigation conducted by the Special Committee:

    (A) The Company improperly recognized approximately $9.8 million of revenues and related expenses that should have been classified as barter transactions in accordance with U.S. GAAP. These revenues and expenses were all recognized by AdNet, and also involved sales of advertising made with the assistance of AdNet's former shareholders and payments made to such former shareholders in consideration for advertising and other services rendered by them. The revenues and related expenses were originally recognized as unrelated cash transactions. However, upon review of such transactions during the additional investigation management determined that they should have more appropriately been classified as barter revenues under U.S. GAAP because the former shareholders of AdNet and AdNet's management understood that certain transactions where the Company was purchasing advertising and selling advertising, in the aggregate, were linked and the amount of the payments made to shareholders of AdNet for the services rendered by them roughly matched the amount of revenues received by AdNet for sales made to its customers with the assistance of the former AdNet shareholders. As a result of the classification of these transactions as barter, they became subject to the provisions of EITF 99-17 which sets forth certain additional criteria applicable to the recognition of barter revenues. For example, advertising-for-advertising barter revenues can only be recognized to the extent that the value and amount of such revenues for similar services is matched by an equal amount of cash revenues for similar services during the period in question. When this test was applied to the AdNet revenues reclassified as barter, the requirements to recognize most of the reclassified revenue pursuant to EITF 99-17 were not met. Consequently the amount of the corresponding barter revenues and related expenses recognized by the Company were less than the amount of the cash revenues originally recognized by $9.8 million.

    (B) The Company improperly recognized approximately $7.5 million of revenues and related expenses from a number of sales that provided for future contingencies, were not appropriately authorized by the customer, or for some other reason should not have been recognized. Typically, these transactions involved arrangements, such as conditions to payment obligations, which were reached between clients and lead sales people of the Company and which management learned of during the course of its additional investigation to confirm the accuracy of the Company's consolidated financial statements. Management determined that if these arrangements had been considered as part of the terms and conditions of the transactions that generated the revenues in question, then such revenues would not have been permitted to be recognized under U.S. GAAP.

    (C) The Company improperly failed to write down approximately $1.2 of certain assets at March 31, 2001 upon shutting down of a subsidiary that that Company had earlier acquired as part of its broadband Internet strategy. Although this subsidiary was shut down as of the end of the first quarter of 2001, its value was not written off in that period.

    (D) The final category primarily consisted of business taxes that were incorrectly recognized as revenue in Brazil when a liability to the Government existed for these taxes and the reversal of an earn-out contingency that after further review the Company realized it had not incurred and was not obligated to settle with future shares.

    The following is a summary of the cumulative effect of the restatement of the Company's net loss for the year ended December 31, 2000 and for the quarters ended March 31, 2001 and June 30, 2001:

                                                              AS PREVIOUSLY
                                                                REPORTED       AS RESTATED
                                                              -------------   -------------
Net loss for year ended December 31, 2000...................  $(204,581,000)  $(210,839,000)
Net loss for quarter ended March 31, 2001...................  $ (31,226,000)  $ (38,643,000)
Net loss for quarter ended June 30, 2001....................  $ (47,838,000)  $ (52,720,000)

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

RECENT DEVELOPMENTS

    Since December 31, 2001, the Company has experienced the following developments:

    --Effective as of February 1, 2002, our common stock was delisted from and ceased to be quoted by The Nasdaq National Market. Previously, trading of our common stock had been suspended effective as of November 19, 2001 and delisting procedures commenced as a result of the Company's failure to make a timely filing of its Report on Form 10-Q for the quarter ended September 30, 2001. Following delisting by The Nasdaq National Market shares of the Company's common stock have been quoted on the Pink Sheets LLC electronic quotation system for "over the counter" (OTC) securities, a market which is generally less liquid than The Nasdaq National Market. SEE "Risk Factors".

    --Effective as of April 19, 2002, Enrique Narciso resigned as CEO, President and director of the Company. As disclosed in the Report on Form 8-K filed by the Company on April 19, 2002, in tendering his resignation Mr. Narciso informed the Company that he needed to focus on a personal matter that resulted in his pleading guilty to a tax violation involving his 1998 individual federal tax return. Mr. Narciso joined the Company in October 1999. Following Mr. Narciso's resignation, Jose Manuel Tost was appointed President of the Company and Jorge Rincon was appointed Chief Operating Officer of the Company.

    --Effective as of April 29, 2002, Ana Maria Lozano-Stickley was appointed as Chief Financial Officer of the Company. Prior to that time Ms. Lozano-Stickley had been acting Vice President of Accounting and Administration of the Company since January 2002. SEE "Item 10, Directors and Executive Officers of the Registrant".

    --The Company has continued to undertake a realignment for the purposes of focusing its resources on its mobile solutions business. As part of this realignment, the Company reduced its number of full-time employees from 520 as of close of business on December 31, 2001 to 391 as of June 21, 2002. In addition, following the Company's change of its headquarters in late 2001 from New York to Miami, Florida, which was previously the headquarters of the Company's mobile solutions business, the Company has substantially reduced its presence in New York. As of June 21, 2002, the Company had 30 employees based in its New York City offices, as compared to 118 employees based in such office as of close of business on December 31, 2001. SEE "Item 1. Business--Employees".

    --In late 2001 and early 2002, eleven lawsuits were filed against the Company in the Southern District of New York in connection with the Company's announcement relating to the restatement referred to in "Restatement Information" above. A lead plaintiff for the class and lead plaintiff's counsel were subsequently selected and a motion filed to consolidate the various claims. The Consolidated Amended Complaint was filed on May 31, 2002 in the Southern District of New York under the caption "In re StarMedia Network, Inc. Securities Litigation 01 Civ. 10556 (S.D.N.Y.)." In June 2002, the lead plaintiffs and all defendants executed a settlement agreement that resolves all claims in the consolidated action. The settlement amount will be paid by the Company's directors and officers' liability insurance carrier. This settlement agreement is subject to review and ratification by the Honorable Denny Chin of the United States District Court for the Southern District of New York. SEE "Legal Proceedings".

    --On July 1, 2002, Fernando Espuelas notified the Company that, effective as of that date, he resigned as a director of the Company.

    --On July 3, 2002 the Company sold most of its assets associated with starmedia.com, its Spanish-and Portuguese-language portal, and LatinRed, its Spanish language online community, to eresMas Interactive S.A. ("EresMas"). Following the sale of starmedia.com and LatinRed to EresMas, the Company is principally engaged in the business of providing integrated Internet solutions to wireless telephone operators targeting Spanish- and Portuguese-speaking audiences, principally in Latin America, and the Company retains only the following Internet media services:

    --batepapo.com.br, a Brazilian chat service, which the Company is considering either selling or closing;

    --local Internet city guides such as nacidade.com,.br; guiasp.com.br; guiarj.com.br; paisas.com; openchile.cl; panoramas.cl and AdNet.com.mx, which the Company anticipates that it will continue to operate in support of its mobile solutions business.

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

    --WIS TECHNOLOGY. The WIS software is a carrier-class technology that permits mobile operators to deliver short-message services (SMS) and other content from the Internet to their customers in a manner that is fully integrated with the wireless operator's provisioning systems (the systems that determine which customers have elected to receive specific services), billing systems, gateway infrastructure systems, and other back-end systems. Two components of our WIS technology are:

    --TRANSACTIONAL-BILLING. This feature of the WIS technology allows wireless operators to apply different business rules to permit flexible billing (for post-paid and pre-paid) based on the type of mobile Internet service accessed by an end-user, the end-user's subscription plan and other variables identified by the operator.

    --WIRELESS MARKETPLACE. This feature of the WIS technology allows wireless operators to efficiently and cost-effectively distribute third parties' content and applications (in addition to the

Company's own) through the WIS and to integrate such services within their overall mobile Internet service offerings.

    The WIS software is designed to operate on dedicated servers placed in the wireless operators' premises.

    --GEN3 WIRELESS PORTAL TECHNOLOGY. Our Gen3 wireless portal technology allows wireless operators to provide to their customers personalized Internet websites that can be viewed through different browser types and devices, including their personal computers and wireless devices (such as WAP-enabled phones and PDAs). Using this technology, the content and services offered on end-users' portals, as well as the branding of the portal, vary based on the user's profile and subscription of services.

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

    INTERNET MEDIA SERVICES. Historically, the Company has also provided extensive services to consumers, including community features such as

    --free email, promotional email newsletters, user surveys, chats, instant messaging, and home pages;

    --tools and applications, such as games, multimedia players, comprehensive city guide content, and sophisticated search capabilities;

    --local and global editorial content; and

    --online shopping in Spanish and Portuguese.

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

    Currently, the Company continues to operate the following media services:

    --batepapo.com.br, a Brazilian chat service, which the Company may either sell or shut down in the near future; and

    --local Internet city guides such as nacidade.com.br; guiasp.com.br; guiarj.com.br; paisas.com; yoinvito.com; panoramas.cl and openchile.cl, which the Company expects to continue to operate in connection with its mobile solutions business.

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

    In order to develop our mobile solutions business, we expect to endeavor to:

    --Expand the number of wireless operators that use our solutions, particularly in larger Latin America markets;

    --Increase the end user penetration rates of our content and applications on existing wireless operators who use our solutions; and

    --Increase the variety and amount of content, tools and applications that wireless operators deliver to their end users by means of our solutions.

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

    The following are several current and projected trends in Internet and wireless telephony usage in Latin America that have been identified by IDC and which in management's view may be relevant in evaluating the prospects of the Company's mobile solutions business:

    --The total number of users of mobile data services (which includes text messaging and wireless Web navigation users) in Latin America is projected by IDC to increase from 15.8 million in 2001 to 97.2 million by 2006, which represents a 43.8% compound growth rate.

    --IDC estimates that in 2001 18.3% of total mobile subscribers in Latin America used mobile data services, and that by 2006 63.5% of all Latin American wireless subscribers will use mobile data services.

    --According to IDC, revenues derived from mobile data services in Latin America are expected to grow from $435 million (less than 2% of total mobile telephony revenues) in 2001 to $2.2 billion (approximately 5.7% of total projected mobile telephony revenues) as of the end of 2006. This increase represents a 38.4% compound growth rate.

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

    We were incorporated in March 1996. We commenced operations in September 1996. Accordingly, we have a relatively short operating history upon which you may evaluate our business and prospects compared to many companies in more established industries. Since inception, our business model has evolved significantly. As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by growing companies in new and/or rapidly evolving markets and continuing to innovate with new and unproven technologies. Some of these risks relate to our potential inability to:

    --develop and successfully integrate new features with our existing services;

    --manage our growth, control expenditures and align costs with revenues;

    --expand successfully in international markets;

    --attract, retain and motivate qualified personnel; and

    --successfully respond to competitive developments, including rapid technological change, changes in customer requirements and new products introduced into our markets by our competitors.

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

    --market conditions;

    --our operating performance; and

    --investor sentiment.

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

    FUTURE REVENUES AND RESULTS OF OPERATION OF OUR SOLUTIONS BUSINESS DEPEND ON MANY FACTORS, AND THIS BUSINESS MAY NOT BE PROFITABLE.

    Future results from the provision of wireless Internet solutions depend a combination of many factors, including:

    --growth and acceptance of the Internet, particularly in Latin America;

    --growth and acceptance of wireless communications, as well as the use of wireless Internet content and services, in Latin America;

    --our ability to maintain the costs of providing wireless Internet solutions at levels that do not exceed the revenues generated from these businesses;

    --our ability to continue to enhance, maintain, upgrade and develop our systems and infrastructure;

    --technical difficulties that users may experience on our network;

    --technical difficulties, system downtime, system failures or Internet brown-outs resulting from the developing telecommunications infrastructure in Latin America;

    --the introduction of new or enhanced services by us, our affiliates or distribution partners, or other companies that compete with us or our affiliates;

    --price competition or pricing changes in Internet information infrastructure services, such as ours;

    --competition in our markets;

    --foreign currency exchange rates that affect our international operations; and

    --political or economic events and governmental actions in or affecting Latin America;

    --general economic conditions, particularly in Latin America.

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

    --the cost of wireless communications services generally, as well as the specific costs charged for wireless Internet services and content;

    --the adoption of our wireless services by end users of the wireless telephone carriers that use our wireless solutions;

    --concerns about security, reliability, and privacy;

    --failure of wireless carriers to market and promote content, tools and applications available through mobile devices;

    --ease of use; and

    --quality of service.

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

    SOCIAL AND POLITICAL CONDITIONS IN LATIN AMERICA MAY CAUSE VOLATILITY IN OUR OPERATIONS AND ADVERSELY AFFECT OUR BUSINESS.

    We have and expect to continue to derive substantially all of our revenues from the Spanish- and Portuguese-speaking markets. Social and political conditions in Latin America have historically been volatile and may cause our operations to fluctuate. This volatility could make it difficult for us to sustain our expected growth in revenues and earnings, which could have an adverse effect on our stock price. Historically, volatility has been caused by:

    --significant governmental influence over many aspects of local economies;

    --political instability;

    --unexpected changes in regulatory requirements;

    --social unrest;

    --slow or negative growth;

    --imposition of trade barriers; and

    --wage and price controls.

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

    OUR INTERNATIONAL BUSINESS PLAN INVOLVES RISKS.

    Our business plan is to provide our mobile Internet solutions to wireless carriers in Spanish- and Portuguese-speaking markets, which are principally in Latin America and the Iberian Peninsula. We may not be able to successfully implement our business model in these markets. As compared to the United States, these markets experience lower levels of Internet usage and different patterns of wireless telephone usage, such as the prevalence of pre-paid calling plans. Some of the risks inherent in doing business in these markets include, among others:

    --unexpected changes in regulatory requirements;

    --potentially adverse tax consequences;

    --difficulties in staffing and managing operations in diverse countries;

    --changing economic conditions;

    --burdens of complying with a variety of different legal regimes, particularly with respect to taxation, intellectual property and the distribution of information over the Internet; and

    --seasonal fluctuations in business activity and consumer spending.

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

    UNEXPECTED NETWORK INTERRUPTIONS CAUSED BY SYSTEM FAILURES MAY RESULT IN REDUCED TRAFFIC, REDUCED REVENUE AND HARM TO OUR REPUTATION.

    In the past, we have experienced:

    --system disruptions;

    --inaccessibility of our network;

    --long response times;

    --impaired quality; and

    --loss of important reporting data.

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

    In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover numerous issues, including:

    --sales and other taxes;

    --user privacy;

    --pricing controls;

    --characteristics and quality of products and services;

    --consumer protection;

    --cross-border commerce;

    --libel and defamation;

    --copyright, trademark and patent infringement;

    --pornography; and

    --other claims based on the nature and content of Internet materials.

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

    WE MAY BE SUBJECT TO CLAIMS BASED ON THE CONTENT WE PROVIDE OVER OUR
NETWORK.

    The laws in our target markets relating to the liability of companies which provide online services, like ours, for activities of their visitors are currently unsettled. Claims have been made against online service providers and networks in the past for defamation, negligence, copyright or trademark infringement, obscenity, personal injury or other theories based on the nature and content of information that was posted online by their visitors. We could be subject to similar claims and incur significant costs in their defense. In addition, we could be exposed to liability for the selection of listings that may be accessible through our network or through content and materials that our visitors may post in classifieds, message boards, chat rooms or other interactive services. It is also possible that if any information provided through our services contains errors, third parties could make claims against us for losses incurred in reliance on the information. We offer Web-based e-mail services, which expose us to potential liabilities or claims resulting from:

    --unsolicited e-mail;

    --lost or misdirected messages;

    --illegal or fraudulent use of e-mail; or

    --interruptions or delays in e-mail service.

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

    OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE AND IS LIKELY TO CONTINUE TO BE VOLATILE.

    The trading price of our common stock historically has been highly volatile and has declined significantly since the spring of 2000. Our stock price could continue to decline or to be subject to wide fluctuations in response to factors such as the following:

    --actual or anticipated variations in quarterly results of operations;

    --announcements of technological innovations, new products or services by us or our competitors;

    --changes in financial estimates or recommendations by securities analysts;

    --conditions or trends in the Internet and online commerce industries;

    --announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our customers or our competitors; and

    --additions or departures of key personnel.

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

CASE NAME                                                           DATE FILED
---------                                                     ----------------------
Kramon v. StarMedia Network, et al..........................  November 20, 2001
Stourbridge Ltd., et al. v. StarMedia Network, et al........  November 20, 2001
Rennel Trading Corp. v. StarMedia Network, et al............  November 21, 2001
Ehrenreich v. StarMedia Network, et al......................  November 27, 2001
Howe v. StarMedia Network, et al............................  November 27, 2001
Mayper v. StarMedia Network, et al..........................  November 28, 2001
Dorn v. StarMedia Network, et al............................  December 3, 2001
Hindo v. StarMedia Network, et al...........................  December 12, 2001
Mather v. StarMedia Network, et al..........................  December 19, 2001
Nulf v. StarMedia Network, et al............................  December 19, 2001
Vasko v. StarMedia Network, at al...........................  January 7, 2002

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

--------------------------

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

                                                                    YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------
                                                                                      RESTATED
                                                      1997       1998       1999        2000        2001
                                                    --------   --------   --------   ----------   ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
SUPPLEMENTAL CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenues
  Mobile Solutions................................       --          --         --       4,240        3,208
  Internet Media Services.........................      472       5,758     20,089      48,080       20,166
                                                    -------    --------   --------   ---------    ---------
Total revenues....................................  $   472    $  5,758   $ 20,089   $  52,320    $  23,374
Operating expenses:
  Product and technology development, (exclusive
    of $1,263, $776, $548, and $270, in 1998,
    1999, 2000, and 2001, respectively, reported
    below as
    stock-based compensation).....................    1,233       7,101     33,192      67,670       51,303
  Sales and marketing, (exclusive of $1,942,
    $1,193, $842, and $413, in 1998, 1999, 2000,
    and 2001, respectively, reported below as
    stock-based compensation).....................    2,110      29,216     53,006      70,954       32,657
  General and administrative, (exclusive of
    $7,216, $4,431, $3,129, and $1,535, in 1998,
    1999, 2000, and 2001, respectively, reported
    below as stock-based compensation)............      650       4,810     15,318      31,446       28,219
  Restructuring and other charges.................       --          --      1,613       3,935       14,629
  Bad debt expense................................       --          65        393       6,687       12,669
  Write-off of officer loans......................       --          --         --          --       11,601
  Depreciation and amortization...................       38         785      6,500      28,295       25,055
  Stock-based compensation expense................       --      10,421      6,400       4,519        2,218
  Impairment of fixed assets......................       --          --         --          --        4,087
  Impairment of goodwill and intangibles..........       --          --         --      37,170       17,062
                                                    -------    --------   --------   ---------    ---------
Total operating expenses..........................    4,031      52,398    116,422     250,676      199,500
                                                    -------    --------   --------   ---------    ---------
Operating loss....................................   (3,559)    (46,640)   (96,333)   (198,356)    (176,126)
Impairment of other assets........................       --          --         --     (19,378)      (2,049)
Gain on sale of investment........................       --          --         --          --       12,412
Loss in unconsolidated subsidiary.................       --          --         --      (2,500)      (1,800)
Interest income, net..............................       34         667      5,891       9,871        2,084
Other expenses....................................       --          --         --        (318)         (30)
                                                    -------    --------   --------   ---------    ---------
Loss before provision for income taxes............   (3,525)    (45,973)   (90,442)   (210,681)    (165,509)
Provision for income taxes........................       --          --       (231)       (158)         (60)
                                                    -------    --------   --------   ---------    ---------
Net loss..........................................   (3,525)    (45,973)   (90,673)   (210,839)    (165,569)
Preferred stock dividends and accretion...........     (185)     (4,536)    (4,266)         --       (1,422)
                                                    -------    --------   --------   ---------    ---------
Net loss applicable to common shareholders........  $(3,710)   $(50,509)  $(94,939)  $(210,839)   $(166,991)
                                                    =======    ========   ========   =========    =========
Basic and diluted net loss per share..............  $ (0.37)   $  (4.51)  $  (2.31)  $   (3.20)   $   (2.35)
                                                    =======    ========   ========   =========    =========
Shares used in computing basic and diluted net
  loss per share..................................   10,040      11,204     41,171      65,920       71,181
                                                    =======    ========   ========   =========    =========

                                                                 AS OF DECEMBER 31,
                                                -----------------------------------------------------
                                                                                 RESTATED
                                                  1997       1998       1999       2000        2001
                                                --------   --------   --------   ---------   --------
                                                                   (IN THOUSANDS)
SUPPLEMENTAL CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.....................   $  443    $53,147    $274,089    $93,408    $21,635
Working capital...............................      149     47,500     260,235     80,815     21,380
Total assets..................................      810     61,156     356,071    209,105     71,736
Capital lease obligations.....................       18        229          58         --         --
Total current liabilities.....................      342      7,870      26,935     39,928     22,065
Long-term debt, noncurrent....................       --         --       2,380      1,902         --
Redeemable convertible preferred stock........    3,833     96,494          --         --     35,204
Total stockholders' (deficit) equity..........   (3,394)   (43,339)    326,361    165,076     13,189

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

RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000

REVENUES

    Total revenues decreased to $23.4 million for the year ended December 31, 2001 from $52.3 million for the year ended December 31, 2000. This decrease was mainly attributed to a decrease in Internet media service to $20.2 million for the year ended December 31, 2001 from $48.1 million for the year ended
December 31, 2000 as the volume of revenue-producing advertising impressions and sponsorships sold had decreased. Additionally, Mobile solutions revenue decreased to $3.2 million from $4.2 million as the number of active mobile operator customers decreased.

    For the year ended December 31, 2001, two advertisers, individually, accounted for more than 10% of total revenues of the Company. For the year ended December 31, 2000, no single advertiser accounted for more than 10% of our total revenues.

    For the year ended December 31, 2001, our top five advertisers and mobile operators combined accounted for 39% of our total revenues. For the year ended December 31, 2000, our top five advertisers accounted for 26% of our total revenues.

    All barter arrangements were associated with the Internet media business. For the year ended December 31, 2001, we derived approximately $6.5 million, or 28% of total revenues, from barter advertising arrangements. For the year ended December 31, 2000, we derived approximately $7.7 million, or 15% of total revenues, from barter advertising arrangements, also known as barter transactions. We do not receive any cash payments for these arrangements.

OPERATING EXPENSES

    Management believes that as part of the realignment of the Company's resources and the sale of our media assets, our operating expense structure will be reduced. These reductions, in conjunction with our objective of furthering our mobile solutions business, will provide a better opportunity for the company to reach profitability. However, there can be no assurances that these reductions will result in the company becoming profitable and continuing as a going concern.

    In general, management estimates that as a result of the realignment and its ceasing to engage in the Internet media business, the Company's operating expenses will be reduced to $10 million for the three months ended
September 30, 2002 and $7 million for the three months ended December 31, 2002, as compared to approximately $40 million for the three months ended
December 31, 2001.

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

    Sales and marketing expenses decreased to $32.7 million, or 140% of total revenues, for the year ended December 31, 2001 from $71.0 million, or 136% of total revenues, for the year ended December 31, 2000. The decrease in sales and marketing expenses was primarily attributable to a contraction of advertising, public relations and other promotional expenditures of approximately
$24.5 million, and lower personnel expenses of approximately $9.1 million, which included sales commissions, as well as travel expenses of approximately
$2.8 million.

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

RESTRUCTURING AND OTHER CHARGES

    Restructuring and other charges for the year ended December 31, 2001 consisted of a one-time charge of $14.6 million, which resulted from a company-wide realignment of its business operations and an effort to reduce its operational overhead. The total charge includes approximately $8.2 million resulting from the Company vacating the premises of its New York headquarters and the related settlement pursuant to which the Company left a substantial portion of its fixed assets, furniture and fixtures and leasehold improvements to the new tenant at the vacated premises. SEE Note 4 of Notes to Consolidated Financial Statements. Additionally, approximately $5.4 million in employee termination costs and $1.0 million in other related cost were incurred.

    Restructuring and other charges for the year ended December 31, 2000 consisted of a one-time charge of $3.9 million associated with the integration of our subsidiaries and a company-wide realignment of business operations.

BAD DEBT EXPENSE

    Bad debt expense, which was previously included in sales and marketing, increased to $12.7 million for the year ended December 31, 2001 from $6.7 million for the year ended December 31, 2000. This increase was primarily a result of the write-off/reserve of accounts receivables that have deteriorated and or became un-collectible during the period. Additionally, a great majority of this write-off relates to accounts from Internet customers whom suffered a significant setback to their business as a result of the deterioration of the advertising market. The Company believes that all potential uncollectible accounts receivables have been fully reserved for and as such the Company does not expect any future collectibility or billing problems from the accounts currently reported in the financial statements.

WRITE-OFF OF OFFICER LOANS

    The total charge to officer loan write-off for the year ended December 31, 2001 approximated $11.6 million for loans and related interest made to certain officers of the Company, determined by management to be unrealizable due to the impairment in collateral value.

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

    All barter arrangements were associated with the Internet media business. For the year ended December 31, 2000, we derived approximately $7.7 million, or 15% of total revenues, from barter advertising arrangements. For the year ended December 31, 1999, we derived approximately $5.5 million, or 27% of total revenues, from barter advertising arrangements. We do not receive any cash payments for these arrangements.

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

    Sales and marketing expenses increased to $71.0 million, or 136% of total revenues, for the year ended December 31, 2000 from $53.0 million, or 264% of total revenues, for the year ended December 31, 1999. The increase in sales and marketing expenses was primarily attributable to expansion of our advertising, public relations and other promotional expenditures related to our branding campaign of approximately $6.1 million, and higher personnel expenses, including sales commissions of approximately $9.7 million.

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

BAD DEBT EXPENSE

    Bad debt expense, which was previously included in sales and marketing, increased to $6.7 million for the year ended December 31, 2000, from $393,000 recorded for the year ended December 31, 1999. This increase was primarily a result of the write-off/reserve of accounts receivables that have deteriorated and or became un-collectible during the period. Additionally, a great majority of this write-off relates to accounts from Internet customers whom suffered a significant setback to their business as a result of the deterioration of the advertising market. The Company believes that all potential uncollectible accounts receivables have been fully reserved for and as such the Company does not expect any future collectibility or billing problems from the accounts currently reported in the financial statements.

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

                       MAR 31, 2000    MAR 31, 2000   JUNE 30, 2000   JUNE 30, 2000   SEPT 30, 2000   SEPT 30, 2000   DEC 31, 2000
                       -------------   ------------   -------------   -------------   -------------   -------------   -------------
                       AS PREVIOUSLY   AS RESTATED    AS PREVIOUSLY    AS RESTATED    AS PREVIOUSLY    AS RESTATED    AS PREVIOUSLY
                         REPORTED                       REPORTED                        REPORTED                        REPORTED
Statement of Income
  Data:
Revenues.............  $ 10,056,000    $  9,861,000   $ 13,764,000    $ 12,021,000    $ 17,146,000    $ 15,929,000    $ 20,062,000
Product &
  technology.........    15,900,000      15,900,000     19,458,000      19,458,000      16,654,000      16,654,000      15,658,000
Sales & marketing....    18,587,000      18,557,000     22,274,000      20,877,000      17,348,000      16,063,000      21,585,000
General &
  administration.....     8,075,000       7,880,000      7,702,000       7,521,000       8,163,000       7,966,000       7,803,000
Restructuring
  charges............            --              --             --              --       3,935,000       3,935,000              --
Bad debt expense.....            --          30,000             --         313,000              --         908,000              --
Depreciation and
  amortization.......     4,544,000       4,544,000      7,289,000       7,289,000       8,120,000       8,120,000       8,342,000
Stock-based
  compensation
  expense............     1,212,000       1,212,000      1,108,000       1,108,000       1,149,000       1,149,000       1,050,000
Impairment of
  goodwill...........            --              --             --              --              --              --      37,170,000
Loss on impairment of
  fixed assets.......            --              --             --              --              --              --              --
Loss from
  operations.........  $(38,262,000)   $(38,262,000)  $(44,067,000)   $(44,545,000)   $(38,223,000)   $(38,866,000)   $(71,546,000)

                       DEC 31, 2000
                       ------------
                       AS RESTATED

Statement of Income
  Data:
Revenues.............  $ 14,510,000
Product &
  technology.........    15,658,000
Sales & marketing....    15,457,000
General &
  administration.....     8,079,000
Restructuring
  charges............            --
Bad debt expense.....     5,436,000
Depreciation and
  amortization.......     8,342,000
Stock-based
  compensation
  expense............     1,050,000
Impairment of
  goodwill...........    37,170,000
Loss on impairment of
  fixed assets.......            --
Loss from
  operations.........  $(76,683,000)

                                      MAR 31, 2001    MAR 31, 2001   JUNE 30, 2001   JUNE 30, 2001   SEPT 30, 2001   DEC 31, 2001
                                      -------------   ------------   -------------   -------------   -------------   ------------
                                      AS PREVIOUSLY   AS RESTATED    AS PREVIOUSLY    AS RESTATED
                                        REPORTED                       REPORTED
Revenues............................  $ 16,039,000    $  8,871,000   $ 14,204,000    $  6,289,000    $  4,600,000    $  3,614,000
Product & technology................    14,542,000      14,542,000     14,234,000      14,234,000      11,468,000      11,059,000
Sales & marketing...................    19,664,000      11,352,000     15,626,000       7,132,000       8,943,000       5,230,000
General & administration............     7,674,000       9,158,000      7,472,000       7,946,000       6,197,000       4,918,000
Restructuring charges...............            --              --     15,456,000       4,536,000       8,801,000       1,292,000
Bad debt expense....................            --       6,120,000             --       5,366,000        (385,000)      1,568,000
Write-off of officer loan...........            --              --             --      10,815,000         450,000         336,000
Depreciation and amortization.......     5,739,000       5,739,000      7,100,000       6,939,000       7,383,000       4,994,000
Stock-based compensation expense....       715,000         715,000        683,000         683,000         491,000         329,000
Impairment of goodwill..............            --              --             --              --      11,405,000       5,657,000
Loss on impairment of fixed
  assets............................            --       1,153,000             --              --       2,934,000              --
Loss from operations................  $(32,295,000)   $(39,908,000)  $(46,367,000)   $(51,362,000)   $(53,087,000)   $(31,769,000)

LIQUIDITY AND CAPITAL RESOURCES

    To date, we have financed our operations primarily through the sale of our equity securities. As of December 31, 2001, we had $21.6 million in cash and cash equivalents, a decrease of $71.8 million from December 31, 2000. We have never been profitable and we expect to continue to incur operating losses in the future. We will need to generate significant revenues to achieve profitability and to be able to continue to operate. The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued their report dated June 21, 2002 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The Company's historical sales are limited and it has been necessary to rely upon financing from sale of equity securities to sustain operations. The Company might find it necessary to rely upon financing from debt, if made available, or on the sale of eqXuity securities to continue to sustain its operations and to be able to meet its cash demands. There can be no assurance that the Company will obtain such additional capital or that such additional financing will be sufficient for the Company's continued existence. Furthermore, there can be no assurances that the Company will be able to generate sufficient revenues from the operation of the mobile solutions business to meet the Company's obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. SEE "Item 1, Business--Going Concern."

    During the year ended December 31, 2001, we used $88.4 million cash in operating activities, mostly related to our $165.6 million loss during 2001, which included non-cash activities such as $23.2 million in impairments of goodwill and other assets, $25.1 million for depreciation and amortization, $12.5 million in loss on disposal of assets, $12.7 million in provision for bad debts, $2.2 million for amortization of stock-based compensation and $11.6 million for write-off of officer loans. During the year ended
December 31, 2000, we used $118.1 million in operating activities, mostly related to our $210.8 million loss during 2000 which included non-cash activities such as $56.5 million in impairments of goodwill and other assets, $28.3 million in depreciation and amortization, $4.5 million for amortization of stock-based compensation and $6.7 million in provision for bad debt. During the year ended December 31, 1999, we used $80.0 million in operating activities, mostly related to our $90.7 million loss during 1999 which included non-cash activities such as $6.5 million in depreciation and amortization and $6.4 million for amortization of stock-based compensation.

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

    The Company has significant tangible and intangible assets on its balance sheet, primarily fixed assets and goodwill. The assignment of useful lives to the fixed assets and the valuation and classification of intangible assets involves significant judgments and the use of estimates. The testing of these tangible and intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions. The Company's assets are tested and reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business conditions or changes in the decisions of management as to how assets will be deployed in the Company's operations could potentially require future adjustments to asset valuations.

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

EXECUTIVE OFFICERS

    The following individuals were serving as executive officers of the Company on July 1, 2002:

NAME                                          AGE              POSITION WITH THE COMPANY
----                                        --------   ------------------------------------------
Jose Manuel Tost..........................     41      President

Jorge Rincon..............................     31      Chief Operating Officer

Ana Maria Lozano-Stickley.................     38      Chief Financial Officer

Michael Hartman...........................     38      General Counsel and Secretary

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

                           SUMMARY COMPENSATION TABLE

                                                                   ANNUAL              LONG-TERM
                                                               COMPENSATION(1)        COMPENSATION
                                                             -------------------   AWARDS: SECURITIES    ALL OTHER
NAME AND PRINCIPAL POSITION                         YEAR      SALARY     BONUS     UNDERLYING OPTIONS   COMPENSATION
---------------------------                       --------   --------   --------   ------------------   ------------
Jose Manual Tost, ..............................    2001     $ 46,753   $ 50,000               --               --
  President(2)                                      2000           --         --               --               --
                                                    1999           --         --               --               --

Enrique Narciso, ...............................    2001      207,483    200,000               --               --
  Chief Executive Officer and                       2000      164,074         --          350,000               --
  President(3)                                      1999       29,593         --           35,000               --

Fernando Espuelas, .............................    2001      209,168         --               --        $ 653,746(5)
  Chief Executive Officer(4)                        2000      165,000    300,000        1,000,000               --
                                                    1999       98,152    300,000        1,687,500               --

Jorge Rincon, ..................................    2001      156,969     50,000               --               --
  Chief Operating Officer(6)                        2000      123,008      3,382           55,000               --
                                                    1999       22,443         --           10,000               --

Michael Hartman, ...............................    2001      136,093     45,000           25,000               --
  General Counsel(7)                                2000       57,291     30,000          125,000               --
                                                    1999           --         --               --               --

Adriana Kampfner, ..............................    2001      220,000         --               --        1,233,311(9)
  Senior Vice President,                            2000      200,804         --          330,000               --
  Global Sales(8)                                   1999      155,833     50,000          171,000               --

Betsy Scolnik, .................................    2001      218,302         --               --               --
  Executive Vice President(10)                      2000      214,420         --          375,000               --
                                                    1999      149,166     50,000          186,000               --

--------------------------

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

                                              OPTION GRANTS IN LAST FISCAL YEAR:
                                                      INDIVIDUAL GRANTS
                                       ------------------------------------------------
                                                    PERCENT OF
                                                       TOTAL      EXERCISE                POTENTIAL REALIZABLE VALUE AT
                                       NUMBER OF      OPTIONS      PRICE                     ASSUMED ANNUAL RATES OF
                                       SECURITIES   GRANTED TO      PER                   STOCK PRICE APPRECIATION FOR
                                       UNDERLYING    EMPLOYEES     SHARE                           OPTION TERM
                                        OPTIONS      IN FISCAL      ($/      EXPIRATION   -----------------------------
NAME                                    GRANTED       YEAR(%)      SHARE)       DATE           5%              10%
----                                   ----------   -----------   --------   ----------   -------------   -------------
Jose Manual Tost.....................        --            --         --           --             --              --

Enrique Narciso......................        --            --         --           --             --              --

Fernando Espuelas....................        --            --         --           --             --              --

Jorge Rincon.........................        --            --         --           --             --              --

Michael Hartman......................    25,000       8.63557      $1.91      1/10/11        $30,750         $81,500

Adriana Kampfner.....................        --            --         --           --             --              --

Betsy Scolnik........................        --            --         --           --             --              --

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

                                                                    NUMBER OF SECURITIES
                                          NUMBER OF                UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-
                                           SHARES                  OPTIONS AT FISCAL YEAR-        THE-MONEY OPTIONS AT
                                          ACQUIRED                         END(#)                 FISCAL YEAR END($)(1)
                                             ON        VALUE     ---------------------------   ---------------------------
NAME                                      EXERCISE    REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                      ---------   --------   -----------   -------------   -----------   -------------
Jose Manual Tost........................        --        --             --            --             --             --

Enrique Narciso.........................        --        --        208,528       176,472             --             --

Fernando Espuelas.......................        --        --      3,437,500            --             --             --

Jorge Rincon............................        --        --         36,456        28,544             --             --

Michael Hartman.........................        --        --         68,748        81,252             --             --

Adriana Kampfner........................        --        --        302,152            --             --             --

Betsy Scolnik...........................        --        --        300,484            --             --             --

--------------------------

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

    The elements of total compensation for the Company's executive officers include annual salary, annual performance bonus and long-term stock-based incentives. In general, each year the Compensation Committee reviews base salaries for executive officers for appropriateness, establishes performance factors, based on individual and Company-wide performance. The Committee believes that the use of long-term incentives provided through stock options grants to incentivize senior executives and further link the interests of these individuals who lead the Company with those of the Company's stockholders is crucial to the future success of the Company and the long-term creation of stockholder value. However, given the decline in the Company's stock price and the suspension of trading and delisting of the Company's common shares on Nasdaq National Market, the Compensation Committee generally placed less emphasis on the granting of long-term stock-based incentives than in prior years. To this end, the Company granted stock options covering 25,000 shares of the Company's Common Stock to executive officers in the 2001 Fiscal Year. In considering the number of options to be granted, the Compensation Committee may consider a number of factors, including unvested options held by an executive officer, although it does not adhere to specific guidelines as to the relative option holdings of the Company's executive officers.

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

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                                                         STARMEDIA      JP MORGAN     NASDAQ NATIONAL
DATE                                                   NETWORK, INC.   H&Q INTERNET    MARKET--U.S.
----                                                   -------------   ------------   ---------------
5/25/99..............................................        100             100             100
May-99...............................................      392.5          108.12          103.76
Jun-99...............................................      427.5          116.88          112.82
Jul-99...............................................      287.5          103.09          110.82
Aug-99...............................................     257.92          108.53          115.06
Sep-99...............................................     244.79          120.14          115.34
Oct-99...............................................     191.67          132.84          124.59
Nov-99...............................................     198.33          167.42          140.12
Dec-99...............................................     267.08          232.57          170.91
Jan-00...............................................     214.17          218.05           165.5
Feb-00...............................................     313.33          277.22          197.27
Mar-00...............................................     200.42          242.92          192.06
Apr-00...............................................     145.83          183.07          162.15
May-00...............................................     119.58          154.01          142.84
Jun-00...............................................     125.83          180.21          166.58
Jul-00...............................................     100.83          168.96          158.22
Aug-00...............................................      56.67          196.03          176.67
Sep-00...............................................         50          173.36          154.26
Oct-00...............................................      40.83          146.88          141.53
Nov-00...............................................      20.83           97.94          109.12
Dec-00...............................................       12.6           89.48          103.76
1-Jan................................................      30.42          100.27          116.46
1-Feb................................................         20            70.8           90.38
1-Mar................................................         20           55.33           77.29
1-Apr................................................      16.33           69.31           88.88
1-May................................................      18.47           70.59           88.64
1-Jun................................................       12.4           69.69           90.77
1-Jul................................................       4.47           61.24           85.14
1-Aug................................................       2.13           50.82           75.83
1-Sep................................................       1.07           40.48           62.95
1-Oct................................................       1.73           46.67           70.99
11/16/2001*..........................................       2.53           54.43           79.74
1-Nov................................................                      55.48           81.09
1-Dec................................................                      57.58           83.47

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    To StarMedia's knowledge, the following table sets forth information with respect to beneficial ownership of our outstanding common stock as of July 1, 2002 by:

    --each person known by us to beneficially own more than 5% of our common stock;

    --each of our Named Executive Officers;

    --each of our directors; and

    --all of our executive officers and directors as a group.

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

                                                              SHARES BENEFICIALLY OWNED
                                                              -------------------------
NAME OF BENEFICIAL OWNER                                         NUMBER       PERCENT
------------------------                                      ------------   ----------
Fernando J. Espuelas(1).....................................    8,000,000        9.5
Jack C. Chen(2).............................................    3,944,000        4.9
Douglas M. Karp(3)..........................................       60,000          *
Susan L. Segal(4)...........................................            0         --
Frederick R. Wilson(5)......................................    1,193,845        1.5
Jose Manuel Tost............................................            0         --
Jorge Rincon(6).............................................       65,067          *
Ana Maria Lozano-Stickley...................................            0         --
Michael Hartman(7)..........................................       68,748          *
Enrique Narciso(8)..........................................            0          0
Adriana Kampfner(8).........................................      215,000          *
Betsy Scolnik(8)............................................        4,167          *
J.P. Morgan Partners (SBIC), L.L.C(9).......................   12,999,803       16.2
J.P. Morgan Partners (BHCA), L.L.C(9).......................    2,857,955        3.5
Quetzal/J.P. Morgan Partners, L.P.(9).......................       98,361          *
BellSouth Enterprises, Inc.(10).............................   14,303,920       15.1
Warburg, Pincus Equity Partners, L.P.(11)...................    1,692,709        2.1
Warburg, Pincus Ventures International, L.P.(11)............    1,692,708        2.1
Grupo MVS, S.A. de C.V.(12).................................    4,288,797        5.3
Harry Moller Publicidad, S.A. de C.V.(13)...................    4,599,156        5.7
All directors and executive officers as a group
(10 persons)................................................    1,606,827        2.0

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

    The largest amount of indebtedness outstanding since January 1, 2001 and the balance outstanding as of June 30, 2002 were as follows:

                                                             LARGEST AMOUNT
                                                            OF INDEBTEDNESS
                                                           OUTSTANDING SINCE    BALANCE AS OF
                                                            JANUARY 1, 2001     JUNE 30, 2002
                                                           ------------------   -------------
Due from Fernando Espuelas, bearing interest at 6.75%....      $2,928,014        $2,928,014
Due from Jack Chen, bearing interest at 6.75%............      $4,361,818        $4,361,818
Due from Steve Heller, bearing interest at 7.0%..........      $2,142,205        $       --
Due from Adriana Kampfner, bearing interest at 7.0%......      $1,144,197        $       --
Due from Francisco Loureiro, bearing interest at 10%.....      $  506,267        $       --
Due from Justin Macedonia, bearing interest at 7.0%......      $1,436,504        $1,436,504

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

                 TRANSACTIONS WITH FORMER SHAREHOLDERS OF ADNET

    In connection with the Company's purchase of AdNet S.A. de C.V. from Grupo MVS, S.A. de C.V. ("Grupo MVS") and Harry Moller Publicidad, S.A. de C.V. ("HMP") in April 2000 MVS and HMP were paid in part with shares of the Company's common stock, and thereby became shareholders of the Company. In addition, under the AdNet purchase agreement, each of Grupo MVS and HMP entered into long-term services agreements with AdNet pursuant to which each of them would provide to AdNet certain advertising and promotional services in consideration for fees to be mutually agreed, subject to agreed parameters. It was further contemplated under the AdNet purchase agreement that Grupo MVS and HMP would act as agents of AdNet in selling advertising. The revenues and expenses of the Company from this arrangement were restated and, as restated, are not material. SEE "Part I-- Restatement Information."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (1) and (2) CONSOLIDATED FINANCIAL STATEMENTS.

    The following consolidated financial statements and financial statement schedule of StarMedia Network, Inc. and the Report of Independent Auditors thereon are included in Item 8 above:

                                                              PAGE NO.
                                                              --------
Report of Independent Auditors..............................     F-2
Consolidated Balance Sheets as of December 31 2000
  (restated) and 2001.......................................     F-3
Consolidated Statements of Operations for the years ended
  December 31, 1999, 2000 (restated) and 2001...............     F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1999, 2000 (restated) and
  2001......................................................     F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 2000 (restated) and 2001...............     F-8
Notes to Consolidated Financial Statements..................     F-9
Schedule II: Valuation and qualifying accounts..............    F-37

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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

         21.1           List of Subsidiaries.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
         23.1           Consent of Ernst & Young LLP.

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

(c) Financial Statement Schedules.

    See pages F-1 through F-33.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, StarMedia Network, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Miami, Florida, on this 12th day of February 2003.

                                               STARMEDIA NETWORK, INC.

                                               By:  /s/ JOSE MANUAL TOST
                                                    ------------------------------------------------
                                                    Jose Manual Tost
                                                    President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 12, 2003:

                  SIGNATURE                                 TITLE(S)
                  ---------                                 --------
            /s/ JOSE MANUAL TOST
    ------------------------------------       President                           February 12, 2003
              Jose Manual Tost                 (Principal Executive Officer)

             /s/ SUSAN L. SEGAL
    ------------------------------------       Interim Chairman of the Board of    February 12, 2003
               Susan L. Segal                  Directors, Director

             /s/ DOUGLAS M. KARP
    ------------------------------------       Director                            February 12, 2003
               Douglas M. Karp

           /s/ FREDERICK R. WILSON
    ------------------------------------       Director                            February 12, 2003
             Frederick R. Wilson

        /s/ ANA MARIA LOZANO-STICKLEY
    ------------------------------------       Chief Financial Officer             February 12, 2003
          Ana Maria Lozano-Stickley            (Principal Financial Officer)

                     CERTIFICATION PURSUANT TO RULE 13A-14
              OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                   AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Jose Manuel Tost, certify that:

1. I have reviewed this amended annual report on Form 10-K/A of StarMedia Network, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: February 12, 2003

                                               /s/ JOSE MANUEL TOST
                                               ----------------------------------------------------
                                               Jose Manuel Tost
                                               President
                                               StarMedia Network, Inc.

                     CERTIFICATION PURSUANT TO RULE 13A-14
              OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                   AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Ana M. Lozano-Stickley, certify that:

1. I have reviewed this amended annual report on Form 10-K/A of StarMedia Network, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: February 12, 2003

                                               /s/ ANA M. LOZANO-STICKLEY
                                               ----------------------------------------------------
                                               Ana M. Lozano-Stickley
                                               Chief Financial Officer
                                               StarMedia Network, Inc.

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

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 2000 (restated and 2001................     F-8

Notes to Consolidated Financial Statements..................     F-9

The following consolidated financial statement schedule of StarMedia Network, Inc. is included in Item 14(a):

Schedule II: Valuation and qualifying accounts..............    F-37

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

                                          ERNST & YOUNG LLP

New York, New York
June 21, 2002

                            STARMEDIA NETWORK, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2000            2001
                                                              -------------   -------------
                                                               (RESTATED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  93,408,000   $  21,635,000
  Accounts receivable, net of allowance for bad debts of
    $1,849,000 (2000) and $4,453,000 (2001).................     13,524,000       2,963,000
  Unbilled receivables......................................      6,131,000       2,079,000
  Receivables from sale of investment.......................             --      13,000,000
  Other current assets......................................      7,680,000       3,768,000
                                                              -------------   -------------
Total current assets........................................    120,743,000      43,445,000
Fixed assets, net...........................................     55,569,000      25,184,000
Intangible assets, net of accumulated amortization of
  $1,676,000 (2000) and $5,397,000 (2001)...................      5,557,000       2,109,000
Goodwill, net of accumulated amortization of $2,435,000
  (2000) and $1,111,000 (2001)..............................      6,582,000         425,000
Officers loans..............................................      4,563,000              --
Other assets................................................     16,091,000         573,000
                                                              -------------   -------------
Total assets................................................  $ 209,105,000   $  71,736,000
                                                              =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  20,737,000   $   4,419,000
  Accrued expenses..........................................     15,601,000      15,112,000
  Loan payable, current portion.............................      2,462,000              --
  Deferred revenues.........................................      1,128,000       2,534,000
                                                              -------------   -------------
Total current liabilities...................................     39,928,000      22,065,000
Loan payable, long-term.....................................      1,902,000              --
Deferred rent...............................................      2,199,000              --
Preferred dividends payable.................................             --       1,278,000
Series A Convertible Preferred Stock
  Series A Convertible Preferred Stock, $.001 par value,
    1,960,784 shares authorized, 1,431,373 shares issued and
    outstanding at December 31, 2001 (Liquidation preference
    of $37,778,000 at December 31, 2001)....................             --      35,204,000
Stockholders' equity:
  Preferred stock authorized 10,000,000 shares:
  Series 1999A junior-non-voting convertible preferred
    stock, $.001 par value 2,300,000 shares authorized,
    58,140 shares issued and outstanding (2000 and 2001)....
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 66,927,883 shares issued and outstanding
    (2000) and 80,320,089 shares issued (2001)..............         67,000          80,000
  Common stock issuable.....................................     12,260,000       1,000,000
  Treasury stock cost of 349,912 shares (2001)..............             --        (143,000)
  Additional paid-in capital................................    516,311,000     542,144,000
  Accumulated deficit.......................................   (360,125,000)   (527,116,000)
  Deferred compensation.....................................     (2,636,000)        (87,000)
  Accumulated comprehensive loss............................       (801,000)     (2,689,000)
                                                              -------------   -------------
Total stockholders' equity..................................    165,076,000      13,189,000
                                                              -------------   -------------
Total liabilities and stockholders' equity..................  $ 209,105,000   $  71,736,000
                                                              =============   =============

                            See accompanying notes.

                            STARMEDIA NETWORK, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                        1999           2000            2001
                                                    ------------   -------------   -------------
                                                                     (RESTATED)
Revenues
  Mobile Solutions................................            --       4,240,000       3,208,000
  Internet Media Services.........................    20,089,000      48,080,000      20,166,000
                                                    ------------   -------------   -------------
Total revenues....................................  $ 20,089,000   $  52,320,000   $  23,374,000

Operating expenses:
  Product and technology development (exclusive of
    $776,000; $548,000; and $270,000, in 1999,
    2000, and 2001, respectively, reported below
    as stock-based compensation)..................    33,192,000      67,670,000      51,303,000
  Sales and marketing (exclusive of $1,193,000;
    $842,000; and $413,000, in 1999, 2000, and
    2001, respectively, reported below as
    stock-based compensation).....................    53,006,000      70,954,000      32,657,000
  General and administrative (exclusive of
    $4,431,000; $3,129,000; and $1,535,000, in
    1999, 2000, and 2001, respectively, reported
    below as stock-based compensation)............    15,318,000      31,446,000      28,219,000
  Restructuring and other charges.................     1,613,000       3,935,000      14,629,000
  Bad debt expense................................       393,000       6,687,000      12,669,000
  Write-off of officer loans......................            --              --      11,601,000
  Depreciation and amortization...................     6,500,000      28,295,000      25,055,000
  Stock-based compensation expense................     6,400,000       4,519,000       2,218,000
  Impairment of fixed assets......................            --              --       4,087,000
  Impairment of goodwill and intangibles..........            --      37,170,000      17,062,000
                                                    ------------   -------------   -------------
Total operating expenses..........................   116,422,000     250,676,000     199,500,000
                                                    ------------   -------------   -------------
Loss from operations..............................   (96,333,000)   (198,356,000)   (176,126,000)
Other income (expense):
  Impairment of other assets......................            --     (19,378,000)     (2,049,000)
  Gain on sale of investment......................            --              --      12,412,000
  Loss in unconsolidated subsidiary...............            --      (2,500,000)     (1,800,000)
  Interest income.................................     6,517,000      11,092,000       3,009,000
  Interest expense................................      (626,000)     (1,221,000)       (925,000)
  Other expenses..................................            --        (318,000)        (30,000)
                                                    ------------   -------------   -------------
Loss before provision for income taxes............   (90,442,000)   (210,681,000)   (165,509,000)
Provision for income taxes........................      (231,000)       (158,000)        (60,000)
                                                    ------------   -------------   -------------
Net loss..........................................   (90,673,000)   (210,839,000)   (165,569,000)
Preferred stock dividends and accretion...........    (4,266,000)             --      (1,422,000)
                                                    ------------   -------------   -------------
Net loss applicable to common stockholders........  $(94,939,000)  $(210,839,000)  $(166,991,000)
                                                    ============   =============   =============
Basic and diluted net loss per common share.......  $      (2.31)  $       (3.20)  $       (2.35)
                                                    ============   =============   =============
Number of shares used in computing basic and
  diluted net loss per share......................    41,170,602      65,919,685      71,181,377
                                                    ============   =============   =============

                            See accompanying notes.

                            STARMEDIA NETWORK, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                PREFERRED STOCK                COMMON STOCK
                                                              -------------------   -----------------------------------
                                                               SHARES     AMOUNT      SHARES      AMOUNT     ISSUABLE
                                                              --------   --------   ----------   --------   -----------
Balance at December 31, 1998................................       --      $ --     12,309,532   $13,000    $        --
Deferred compensation related to stock options, net of
  cancellations.............................................
Amortization of deferred compensation.......................
Issuance of common stock, net of offering costs.............                        17,926,363    18,000
Shares issued for acquisition of Servicios Interactivos
  Limitada..................................................                            20,000
Issuance of common stock--Webcast Solutions.................                            58,689
Shares issued for acquisition of PageCell International.....   58,140                  174,418
Shares issued for acquisition of Paisas.....................                             8,728
Conversion of redeemable convertible preferred stock........                        31,996,667    31,000
Exercise of common stock options............................                         1,618,729     2,000
Stock options issued for services...........................
Transactions expenses related to Wass Net, S.L. acquisition
  payable by Wass Net Shareholders..........................
Shares issued pursuant to the Employee Stock Purchase
  Plan......................................................                            38,157
Preferred stock dividends and accretion.....................
Net loss for the period.....................................
Translation adjustment......................................
Comprehensive loss..........................................
                                                               ------      ----     ----------   -------    -----------
Balance at December 31, 1999................................   58,140        --     64,151,283    64,000             --
Deferred compensation related to stock options
  cancellations.............................................
Amortization of deferred compensation.......................
Exercise of common stock options............................                         1,482,009     1,000
Rescission of common stock option exercises.................                          (327,524)
Shares issued pursuant to the Employee Stock Purchase
  Plan......................................................                           132,638
Shares issued for acquisition of Ola Turista................                            71,524
Shares issued for acquisition of AdNet......................                         1,417,953     2,000
Common stock issuable pursuant to Gratis1 loan guarantee....                                                  7,800,000
Common stock issuable pursuant to PageCell acquisition
  agreement.................................................                                                  1,371,000
Common stock issuable pursuant to Ola Turista acquisition
  agreement.................................................                                                  1,625,000
Common stock issuable pursuant to Adnet acquisition
  agreement.................................................                                                  1,464,000
Net loss for the period.....................................
Translation adjustment......................................
Comprehensive loss..........................................
                                                               ------      ----     ----------   -------    -----------
Balance at December 31, 2000................................   58,140      $ --     66,927,883   $67,000    $12,260,000
Deferred compensation related to stock options
  cancellations.............................................
Amortization of deferred compensation.......................
Exercise of common stock options............................                           204,627
Shares issued pursuant to the Employee Stock Purchase Plan
  and other.................................................                            91,232
Preferred stock dividends and accretion.....................
Shares issued for Paisas earnouts...........................                             8,035
Shares issued for Gratis....................................                         2,206,911     2,000     (7,800,000)
Shares issued for Ola Turista earnouts......................                           592,128     1,000     (1,625,000)
Shares issued for Obsidiana.................................                         1,125,000     1,000
Shares issued for PageCell..................................                           528,787     1,000     (1,371,000)
Shares issued and issuable pursuant to Primedia agreement...                           784,314     1,000      1,000,000
Shares issued for services..................................                           251,172
Shares issued and issuable pursuant to Adnet agreement......                         7,600,000     7,000     (1,464,000)
Treasury shares.............................................
Issuance of warrants........................................
Net loss for the period.....................................
Translation adjustment......................................
Comprehensive loss..........................................
                                                               ------      ----     ----------   -------    -----------
Balance at December 31, 2001................................   58,140      $ --     80,320,089   $80,000    $ 1,000,000
                                                               ======      ====     ==========   =======    ===========

                            STARMEDIA NETWORK, INC.

                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                TREASURY
                                                                  STOCK        ADDITIONAL
                                                              -------------     PAID-IN       ACCUMULATED      DEFERRED
                                                                 AMOUNT         CAPITAL         DEFICIT      COMPENSATION
                                                              -------------   ------------   -------------   ------------
Balance at December 31, 1998................................  $          --   $ 19,693,000   $ (54,347,000)  $(8,666,000)
Deferred compensation related to stock options, net of
  cancellations.............................................                     6,195,000                    (6,195,000)
Amortization of deferred compensation.......................                                                   6,400,000
Issuance of common stock, net of offering costs.............                   343,449,000
Shares issued for acquisition of Servicios Interactivos
  Limitada..................................................                     1,000,000
Issuance of common stock--Webcast Solutions.................                       949,000
Shares issued for acquisition of PageCell International.....                     8,846,000
Shares issued for acquisition of Paisas.....................                       346,000
Conversion of redeemable convertible preferred stock........                   100,728,000
Exercise of common stock options............................                     2,009,000
Stock options issued for services...........................                        31,000
Transactions expenses related to Wass Net, S.L. acquisition
  payable by Wass Net Shareholders..........................                       732,000
Shares issued pursuant to the Employee Stock Purchase
  Plan......................................................                       487,000
Preferred stock dividends and accretion.....................                                    (4,266,000)
Net loss for the period.....................................                                   (90,673,000)
Translation adjustment......................................
Comprehensive loss..........................................
                                                              -------------   ------------   -------------   -----------
Balance at December 31, 1999................................             --    484,465,000    (149,286,000)   (8,461,000)
Deferred compensation related to stock options
  cancellations.............................................                    (1,306,000)                    1,306,000
Amortization of deferred compensation.......................                                                   4,519,000
Exercise of common stock options............................                     3,002,000
Rescission of common stock option exercises.................                      (307,000)
Shares issued pursuant to the Employee Stock Purchase
  Plan......................................................                     1,154,000
Shares issued for acquisition of Ola Turista................                     3,362,000
Shares issued for acquisition of AdNet......................                    25,941,000
Common stock issuable pursuant to Gratis1 loan guarantee....
Common stock issuable pursuant to PageCell acquisition
  agreement.................................................
Common stock issuable pursuant to Ola Turista acquisition
  agreement.................................................
Common stock issuable pursuant to Adnet acquisition
  agreement.................................................
Net loss for the period.....................................                                  (210,839,000)
Translation adjustment......................................
Comprehensive loss..........................................
                                                              -------------   ------------   -------------   -----------
Balance at December 31, 2000................................             --   $516,311,000   $(360,125,000)  $(2,636,000)
Deferred compensation related to stock options
  cancellations.............................................                      (331,000)                      331,000
Amortization of deferred compensation.......................                                                   2,218,000
Exercise of common stock options............................                       106,000
Shares issued pursuant to the Employee Stock Purchase Plan
  and other.................................................                       154,000
Preferred stock dividends and accretion.....................                                    (1,422,000)
Shares issued for Paisas earnouts...........................                       139,000
Shares issued for Gratis....................................                     7,943,000
Shares issued for Ola Turista earnouts......................                     1,999,000
Shares issued for Obsidiana.................................                     2,620,000
Shares issued for PageCell..................................                     1,370,000
Shares issued and issuable pursuant to Primedia agreement...                     1,999,000
Shares issued for services..................................
Shares issued and issuable pursuant to Adnet agreement......                     7,682,000
Treasury shares.............................................       (143,000)
Issuance of warrants........................................                     2,152,000
Net loss for the period.....................................                                  (165,569,000)
Translation adjustment......................................
Comprehensive loss..........................................
                                                              -------------   ------------   -------------   -----------
Balance at December 31, 2001................................  $    (143,000)  $542,144,000   $(527,116,000)  $   (87,000)
                                                              =============   ============   =============   ===========

                            STARMEDIA NETWORK, INC.

                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                               ACCUMULATED
                                                              COMPREHENSIVE
                                                                  LOSS            TOTAL
                                                              -------------   -------------
Balance at December 31, 1998................................   $   (32,000)   $ (43,339,000)
Deferred compensation related to stock options, net of
  cancellations.............................................                             --
Amortization of deferred compensation.......................                      6,400,000
Issuance of common stock, net of offering costs.............                    343,467,000
Shares issued for acquisition of Servicios Interactivos
  Limitada..................................................                      1,000,000
Issuance of common stock--Webcast Solutions.................                        949,000
Shares issued for acquisition of PageCell International.....                      8,846,000
Shares issued for acquisition of Paisas.....................                        346,000
Conversion of redeemable convertible preferred stock........                    100,759,000
Exercise of common stock options............................                      2,011,000
Stock options issued for services...........................                         31,000
Transactions expenses related to Wass Net, S.L. acquisition
  payable by Wass Net Shareholders..........................                        732,000
Shares issued pursuant to the Employee Stock Purchase
  Plan......................................................                        487,000
Preferred stock dividends and accretion.....................                     (4,266,000)
Net loss for the period.....................................                    (90,673,000)
Translation adjustment......................................      (389,000)        (389,000)
                                                                              -------------
Comprehensive loss..........................................                    (91,062,000)
                                                               -----------    -------------
Balance at December 31, 1999................................      (421,000)     326,361,000
Deferred compensation related to stock options
  cancellations.............................................                             --
Amortization of deferred compensation.......................                      4,519,000
Exercise of common stock options............................                      3,003,000
Rescission of common stock option exercises.................                       (307,000)
Shares issued pursuant to the Employee Stock Purchase
  Plan......................................................                      1,154,000
Shares issued for acquisition of Ola Turista................                      3,362,000
Shares issued for acquisition of AdNet......................                     25,943,000
Common stock issuable pursuant to Gratis1 loan guarantee....                      7,800,000
Common stock issuable pursuant to PageCell acquisition
  agreement.................................................                      1,371,000
Common stock issuable pursuant to Ola Turista acquisition
  agreement.................................................                      1,625,000
Common stock issuable pursuant to Adnet acquisition
  agreement.................................................                      1,464,000
Net loss for the period.....................................                   (210,839,000)
Translation adjustment......................................      (380,000)        (380,000)
                                                                              -------------
Comprehensive loss..........................................                   (211,219,000)
                                                               -----------    -------------
Balance at December 31, 2000................................   $  (801,000)   $ 165,076,000
Deferred compensation related to stock options
  cancellations.............................................                             --
Amortization of deferred compensation.......................                      2,218,000
Exercise of common stock options............................                        106,000
Shares issued pursuant to the Employee Stock Purchase Plan
  and other.................................................                        154,000
Preferred stock dividends and accretion.....................                     (1,422,000)
Shares issued for Paisas earnouts...........................                        139,000
Shares issued for Gratis....................................                        145,000
Shares issued for Ola Turista earnouts......................                        375,000
Shares issued for Obsidiana.................................                      2,621,000
Shares issued for PageCell..................................                             --
Shares issued and issuable pursuant to Primedia agreement...                      3,000,000
Shares issued for services..................................                             --
Shares issued and issuable pursuant to Adnet agreement......                      6,225,000
Treasury shares.............................................                       (143,000)
Issuance of warrants........................................                      2,152,000
Net loss for the period.....................................                   (165,569,000)
Translation adjustment......................................    (1,888,000)      (1,888,000)
                                                                              -------------
Comprehensive loss..........................................                   (167,457,000)
                                                               -----------    -------------
Balance at December 31, 2001................................   $(2,689,000)   $  13,189,000
                                                               ===========    =============

                            See accompanying notes.

                            STARMEDIA NETWORK, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  1999           2000            2001
                                                              ------------   -------------   -------------
                                                                               (RESTATED)
OPERATING ACTIVITIES
Net loss....................................................  $(90,673,000)  $(210,839,000)  $(165,569,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     6,500,000      28,295,000      25,055,000
  Impairment of goodwill, other assets and fixed assets.....            --      56,548,000      23,198,000
  Loss on disposal of assets................................            --              --      12,504,000
  Provision for bad debts...................................       393,000       6,687,000      12,669,000
  Amortization of stock based compensation..................     6,400,000       4,519,000       2,218,000
  Write-off of officer loans................................            --              --      11,601,000
  Stock options issued for services.........................        31,000              --              --
  Deferred rent expense.....................................       273,000       1,804,000      (2,199,000)
  Transaction expenses related to WassNet, S.L..............       732,000              --              --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (7,305,000)    (13,975,000)     (2,344,000)
    Unbilled receivables....................................            --      (3,957,000)      4,052,000
    Other assets............................................    (4,853,000)       (508,000)     (1,999,000)
    Accounts payable and accrued expenses...................     8,672,000      12,789,000      (9,098,000)
    Deferred revenues.......................................      (183,000)        524,000       1,546,000
                                                              ------------   -------------   -------------
Net cash used in operating activities.......................   (80,013,000)   (118,113,000)    (88,366,000)

INVESTING ACTIVITIES
Purchase of fixed assets....................................   (18,661,000)    (45,200,000)     (8,095,000)
Intangible assets...........................................    (2,094,000)     (2,059,000)       (700,000)
Other assets................................................   (21,640,000)     (4,140,000)      8,176,000
Due from officers, net......................................            --      (4,563,000)     (6,936,000)
Cash paid for acquisitions..................................    (6,411,000)    (10,565,000)     (4,891,000)
                                                              ------------   -------------   -------------
Net cash used in investing activities.......................   (48,806,000)    (66,527,000)    (12,446,000)

FINANCING ACTIVITIES
Issuance of common stock....................................   346,871,000       3,850,000         260,000
Issuance of redeemable convertible preferred stock, net of
  related expenses..........................................            --              --      35,060,000
Acquisition of treasury stock...............................            --              --         (29,000)
Proceeds from long-term debt................................     5,074,000       2,054,000              --
Repayment of long-term debt.................................    (1,092,000)     (1,672,000)     (4,364,000)
Payments under capital leases...............................      (171,000)        (58,000)             --
                                                              ------------   -------------   -------------
Net cash provided by financing activities...................   350,682,000       4,174,000      30,927,000
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (921,000)       (215,000)     (1,888,000)
                                                              ------------   -------------   -------------
Net increase/decrease in cash and cash equivalents..........   220,942,000    (180,681,000)    (71,773,000)
Cash and cash equivalents, beginning of period..............    53,147,000     274,089,000      93,408,000
                                                              ------------   -------------   -------------
Cash and cash equivalents, end of period....................  $274,089,000   $  93,408,000   $  21,635,000
                                                              ============   =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid...............................................  $    581,000   $   1,221,000   $     925,000
Income taxes paid...........................................            --   $     569,000   $     392,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
Accrued purchases of fixed assets and intangible assets.....  $  5,151,000   $     777,000              --

Accrued costs for acquisitions..............................  $  4,583,000   $   4,021,000              --

Common stock issuable.......................................            --   $  12,260,000   $   1,000,000

Accrued costs related to issuance of common stock...........  $     43,000              --              --

Issuance of common stock for the acquisition of content.....            --              --   $   3,000,000

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

    REVENUE RECOGNITION

    Until early 2002, the Company's revenues were derived principally from the sale of banner advertisements, email campaigns and sponsorships, some of which also involve some integration, design and coordination of the customer's content with the Company's services, such as the placement of sponsor buttons in specific areas of the Company's network. The sponsor buttons generally provide users with direct links to sponsor homepages that exist within the Company's network which are usually

                            STARMEDIA NETWORK, INC.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) focused on selling sponsor merchandise and services to users of the network. Advertising revenues on both banner and sponsorship contracts, which range from one day to multiple years, are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions." To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. Revenue related to e-mail campaigns is recognized as the e-mails are delivered. The Company also earns revenues on sponsorship contracts for fees relating to the design, coordination, and integration of the customer's content. Revenue related to the design, coordination and integration of the customers' content are recognized ratably over the term of the contract or using the percentage of completion method if the fee for such services is fixed. Several of the Company's advertising agreements contain multiple elements. The Company allocates the total agreement fee among each deliverable based on the fair value of each of the deliverables.

    A portion of the Company's revenues is derived from barter advertisements (agreements whereby the Company trades advertisements on its network or service in exchange for advertisement or service from third parties). Barter advertising revenues and expenses are recognized in accordance with Emerging Issues Task Force Issue No. 99-17, "Accounting for Barter Advertising ("EITF 99-17")." Barter service revenues and expenses are recognized in accordance with Accounting Principles Board Opinion No. 29, "Accounting for Non-monetary Transactions". Revenues from barter transactions are recognized during the period in which the advertisements are displayed on the Company's network or the services are rendered. Barter expense is recognized when the Company's advertisements are run or the unrelated party renders services. For the years ended December 31, 1999, 2000 and 2001, revenues derived from barter transactions, were approximately $5,500,000, $7,700,000, and $6,500,000 respectively.

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

    PRODUCT DEVELOPMENT

    The Company's product development expenses consist primarily of hosting costs and personnel costs for product and content management, engineering, systems and network maintenance of the Company's proprietary technology and Internet properties. Product development costs are expensed as incurred or capitalized in accordance with Statement of Position 98-1, "Accounting for the Cost of

                            STARMEDIA NETWORK, INC.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that costs incurred in the preliminary project and post implementation stages of an internal use software project are expensed as incurred and that certain costs incurred in the application development state of the project be capitalized.

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

                            STARMEDIA NETWORK, INC.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ADVERTISING COSTS

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

                            STARMEDIA NETWORK, INC.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FOREIGN CURRENCY AND INTERNATIONAL OPERATIONS

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

                            STARMEDIA NETWORK, INC.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company will apply Statement 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement 142 is expected to result in a decrease in net loss of $1,164,000 ($0.02 per share) in 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 during the first six months of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. The Company does not expect the adoption of this statement to have a material effect on its financial position and results of operations.

    Net loss and loss per share amounts on an adjusted basis to reflect the add back of goodwill and other intangible assets amortization would be as follows (in thousands, except for per share amounts):

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   --------
Reported net loss applicable to common
stockholders................................................  $(166,991)  $(210,839)  $(94,939)
Add back: goodwill and indefinite lived
intangible asset amortization...............................      5,700      13,612      2,622
                                                              ---------   ---------   --------
Adjusted net loss applicable to common
stockholders................................................  $(161,291)  $(197,227)  $(92,317)
                                                              =========   =========   ========
Basic and diluted loss per share:

Reported net loss applicable to common stockholders.........  $   (2.35)  $   (3.20)  $  (2.31)
Goodwill and indefinite lived intangible asset
  amortization..............................................        .08        0.21        .07
                                                              ---------   ---------   --------
Adjusted net loss applicable to common stockholders.........  $   (2.27)  $   (2.99)  $  (2.24)
                                                              =========   =========   ========

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

    The Company, in consultation with its independent accountants, determined to restate its audited consolidated financial statements for the year ended December 31, 2000, which includes adjustments to the fiscal quarters ended
March 31, June 30, September 30, and December 31, 2000, and its unaudited consolidated financial statements for the quarters ended March 31 and June 30, 2001, respectively, and its audited consolidated financial statements for the fiscal year ended December 31, 2000.

                            STARMEDIA NETWORK, INC.

2. RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)
    The Company initially announced its intention to restate these consolidated financial statements on November 19, 2001. That announcement related to the preliminary conclusion of a Special Committee of the Board of Directors that approximately $10,000,000 in revenues was improperly recognized by two of the Company's Mexican subsidiaries during the period October 1, 2000 through June 30, 2001. Subsequent to that announcement, the Special Committee authorized the Company's management to undertake an additional investigation in order to confirm whether any additional accounting irregularities occurred during the periods in question.

    The Company's restatements of its audited consolidated financial statements for the fiscal year ended December 31, 2000 and the quarters therein and its unaudited consolidated financial statements for the quarters ended March 31, 2001 and June 30, 2001 contain adjustments that fall into five categories. The first category of adjustments arise from the independent investigation conducted by a Special Committee of the Board of Directors and referred to in the Company's November 19, 2001 announcement. The findings of the Special Committee's investigation indicate that the Company improperly recognized certain revenues and pre-paid expenses. The majority of these revenues and pre-paid expenses were recognized by its Mexican subsidiary, SMN de Mexico (d/b/a StarMedia Mexico). The remainder was recognized by its other Mexican subsidiary, AdNet, S.A. de C.V. ("AdNet"). The transactions in question involved transactions in which StarMedia Mexico and AdNet sold advertising to third parties with the assistance of two former shareholders of AdNet and, at the same time, made payments to such former shareholders in apparent anticipation of future services rendered, which payments were booked as pre-paid expenses. Based in part on the failure to receive confirmations of sales from the third party purchasers of advertising and the failure to substantiate the delivery and value of services that were pre-paid, the Special Committee determined to restate such transactions.

    The other categories of adjustments arise from management's additional investigation to confirm the accuracy of the consolidated financial statements to be restated based on the Special Committee's investigation. The findings of management's investigation indicate that the following accounting regularities occurred in addition to those identified by the independent investigation conducted by the Special Committee:

    (A) The Company improperly recognized approximately $9.8 million of revenues and related expenses that should have been classified as barter transactions in accordance with U.S. GAAP. These revenues and expenses were all recognized by AdNet, and also involved sales of advertising made with the assistance of AdNet's former shareholders and payments made to such former shareholders in consideration for advertising and other services rendered by them. The revenues and related expenses were originally recognized as unrelated cash transactions. However, upon review of such transactions during the additional investigation management determined that they should have more appropriately been classified as barter revenues under U.S. GAAP because the former shareholders of AdNet and AdNet's management understood that certain transactions where the Company was purchasing advertising and selling advertising, in the aggregate, were linked and the amount of the payments made to shareholders of AdNet for the services rendered by them roughly matched the amount of revenues received by AdNet for sales made to its customers with the assistance of the former AdNet shareholders. As a result of the classification of these transactions as barter, they became subject to the provisions of EITF 99-17 which sets forth certain additional criteria applicable to the recognition of barter revenues. For example, advertising-for-advertising barter revenues can only be recognized to the extent that the value and amount of such revenues for similar services is matched by an equal amount

                            STARMEDIA NETWORK, INC.

2. RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED) of cash revenues for similar services during the period in question. When this test was applied to the AdNet revenues reclassified as barter, the requirements to recognize most of the reclassified revenue pursuant to EITF 99-17 were not met. Consequently the amount of the corresponding barter revenues and related expenses recognized by the Company were less than the amount of the cash revenues originally recognized by $9.8 million.

    (B) The Company improperly recognized approximately $7.5 million of revenues and related expenses from a number of sales that provided for future contingencies, were not appropriately authorized by the customer, or for some other reason should not have been recognized. Typically, these transactions involved arrangements, such as conditions to payment obligations, which were reached between clients and lead sales people of the Company and which management learned of during the course of its additional investigation to confirm the accuracy of the Company's consolidated financial statements. Management determined that if these arrangements had been considered as part of the terms and conditions of the transactions that generated the revenues in question, then such revenues would not have been permitted to be recognized under U.S. GAAP.

    (C) The Company improperly failed to write down approximately $1.2 of certain assets at March 31, 2001 upon the shutting down of a subsidiary that that Company had earlier acquired as part of its broadband Internet strategy. Although this subsidiary was shut down as of the end of the first quarter of 2001, its value was not written off in that period.

    (D) The final category primarily consisted of business taxes that were incorrectly recognized as revenue in Brazil when a liability to the Government existed for these taxes and the reversal of an earn-out contingency that after further review the Company realized it had not incurred and was not obligated to settle with future shares.

    As a result of the restatement, the consolidated financial statements of the Company have been restated as summarized below (in thousands except per share amounts):

                                                                AS OF DECEMBER 31, 2000
                                                              ---------------------------
                                                              AS PREVIOUSLY
                                                                REPORTED      AS RESTATED
                                                              -------------   -----------
Consolidated Balance Sheets:
Accounts receivable, net....................................    $  20,082      $  13,524
Total current assets........................................      127,301        120,743
Total assets................................................      215,663        209,105
Accrued expenses............................................       20,061         15,601*
Deferred revenues...........................................        1,428          1,128
Common stock issuable.......................................        7,800         12,260*
Accumulated deficit.........................................     (353,867)      (360,125)
Total stockholders' equity..................................      166,874        165,076*
Total liabilities and stockholders' equity..................    $ 215,663      $ 209,105

------------------------

* Includes the effect of amounts reclassified to give effect to common stock issuable to satisfy an outstanding obligation previously included in accrued expenses.

                            STARMEDIA NETWORK, INC.

2. RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

                                                                  FOR THE YEAR ENDED
                                                                   DECEMBER 31, 2000
                                                              ---------------------------
                                                              AS PREVIOUSLY
                                                                REPORTED      AS RESTATED
                                                              -------------   -----------
Consolidated Statement of Operations Data:
Revenues....................................................    $  61,028      $  52,320
Sales and marketing.........................................       79,794         70,954
General and administrative..................................       31,743         31,446
Bad debt expense............................................           --          6,687*
Total operating expenses....................................      253,126        250,676
Loss from operations........................................     (192,098)      (198,356)
Net loss applicable to common stockholders..................     (204,581)      (210,839)
Basic and diluted net loss per common share.................    $   (3.10)     $   (3.20)

------------------------

*   Relates to the amount previously included in sales and marketing.

                                      FOR QUARTER ENDED       FOR QUARTER ENDED       FOR QUARTER ENDED       FOR QUARTER ENDED
                                       MARCH 31, 2000           JUNE 30, 2000        SEPTEMBER 30, 2000       DECEMBER 31, 2000
                                    ---------------------   ---------------------   ---------------------   ---------------------
                                        AS                      AS                      AS                      AS
                                    PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY      AS
                                     REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED
                                    ----------   --------   ----------   --------   ----------   --------   ----------   --------
Consolidated Statement of
  Operations:
Revenues..........................   $10,056     $ 9,861     $13,764     $12,021     $17,146     $15,929     $20,062     $14,510
Sales and marketing...............    18,587      18,557      22,274      20,877      17,348      16,063      21,585      15,457
General and administrative........     8,075       7,880       7,702       7,521       8,163       7,966       7,803       8,079
Bad debt expense..................        --          30          --         313          --         908          --       5,436
Depreciation and amortization.....     4,544       4,544       7,289       7,289       8,120       8,120       8,342       8,342
Total operating expenses..........    48,318      48,123      57,831      56,566      55,369      54,795      91,608      91,193
Loss from operations..............   (38,262)    (38,262)    (44,067)    (44,545)    (38,223)    (38,866)    (71,546)    (76,683)
Net loss applicable to common
  stockholders....................   (35,119)    (35,119)    (43,981)    (44,459)    (35,983)    (36,626)    (89,498)    (94,651)
Basic and diluted net loss per
  common share....................   $ (0.54)    $ (0.54)    $ (0.67)    $ (0.68)    $ (0.54)    $ (0.55)    $ (1.36)    $ (1.44)

                                                           FOR QUARTER ENDED       FOR QUARTER ENDED
                                                            MARCH 31, 2001           JUNE 30, 2001
                                                         ---------------------   ---------------------
                                                             AS                      AS
                                                         PREVIOUSLY      AS      PREVIOUSLY      AS
                                                          REPORTED    RESTATED    REPORTED    RESTATED
                                                         ----------   --------   ----------   --------
Consolidated Statement of Operations:
Revenues...............................................    $16,039    $ 8,871      $14,204    $ 6,289
Sales and marketing....................................     19,664     11,352       15,626      7,132
General and administrative.............................      7,674      9,158        7,472      7,946
Restructuring charges..................................         --         --       15,456      4,536
Bad debt expense.......................................         --      6,120           --      5,366
Write-off of officer loan..............................         --         --           --     10,815
Depreciation and amortization..........................      5,739      5,739        7,100      6,939
Total operating expenses...............................     48,334     48,779       60,571     57,651
Loss from operations...................................    (32,295)   (39,908)     (46,367)   (51,362)
Net loss applicable to common stockholders.............    (31,226)   (38,643)     (47,838)   (52,926)
Basic and diluted net loss per common share............    $ (0.46)   $ (0.57)     $ (0.69)   $ (0.76)

                            STARMEDIA NETWORK, INC.

2. RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)
    For additional information concerning the Company's consolidated financial results, as restated, see the Company's selected restated consolidated financial information data and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

3. FIXED ASSETS

    Fixed assets consist of the following:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           2001
                                                              ------------   ------------
Computer equipment and software.............................  $ 48,415,000   $ 49,774,000
Furniture and fixtures......................................     3,181,000      1,780,000
Transportation equipment....................................        80,000             --
Leasehold improvements......................................    17,795,000      1,949,000
                                                              ------------   ------------
                                                                69,471,000     53,503,000
Less accumulated depreciation and amortization..............   (13,902,000)   (28,319,000)
                                                              ------------   ------------
                                                              $ 55,569,000   $ 25,184,000
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

    In May 2001, the Company announced a restructuring, the purpose of which was to reduce the Company's business operations and reduce its operational overhead. In connection with such restructuring and in the late 2001's realignment, the Company recorded during the year ended December 31, 2001 aggregate charges of approximately $14,600,000, which includes approximately $5,400,000 of severance payments to employees and certain officers of the Company and approximately $1,000,000 of other costs related to the restructuring. Additionally, in September 2001, the Company negotiated a settlement to terminate the lease of the Company's former offices at 75 Varick Street in New York City. The Company agreed to leave a substantial portion of its fixed assets and leasehold

                            STARMEDIA NETWORK, INC.

4. RESTRUCTURING AND OTHER CHARGES (CONTINUED) improvements at the location to the new tenant resulting in a loss on disposal of assets of $8,200,000. The settlement required the Company to vacate the premises by November 9, 2001 in exchange for its release from any further obligations under the lease. In connection with the settlement, a $5,000,000 letter of credit for the vacated premises was released. As such, $5,000,000 of restricted cash became unrestricted at the time the settlement was executed. The following table details the changes in restructuring costs during the year ended December 31, 2001.

                                                            CHANGES DURING THE YEAR
                                                    ---------------------------------------
                                      ACCRUAL BAL   RESTRUCTURING      CASH       NON-CASH    ACCRUAL BAL
                                      AT 12/31/00      CHARGE        PAYMENT     ADJUSTMENT   AT 12/31/01
                                      -----------   -------------   ----------   ----------   -----------
Severance Costs.....................         --       5,400,000     (4,400,000)          --    1,000,000
Disposal of Assets..................         --       8,200,000             --   (8,200,000)          --
Other...............................    840,000       1,029,000     (1,599,000)    (270,000)          --
                                        -------      ----------     ----------   ----------    ---------
                                        840,000      14,629,000     (5,999,000)  (8,470,000)   1,000,000

    The following table detailed the number of employees terminated during the year ended December 31, 2001, their location and department.

                              ARGENTINA    BRAZIL     CHILE     COLOMBIA     MEXICO    URUGUAY      USA      VENEZUELA    TOTAL
                              ---------   --------   --------   ---------   --------   --------   --------   ---------   --------
Product & technology........         3       66         16          3           5           5       132             2      232
Sales & marketing...........         6       29          7         12          25          --        46            --      125
General & administrative....        --       11         --          2           8          --        32            --       53
                              --------      ---         --         --          --      --------     ---      --------      ---
                                     9      106         23         17          38           5       210             2      410

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

6. IMPAIRMENT OF GOODWILL AND INTANGIBLES

    In order to evaluate whether or not the Company's investments were permanently impaired, the Company obtained information regarding the financial outlook of each of its investments. The two largest investments that aggregated $17.8 million of the $19.4 million charge were investments in

                            STARMEDIA NETWORK, INC.

6. IMPAIRMENT OF GOODWILL AND INTANGIBLES (CONTINUED) start-up technology companies that were having significant financial difficulties in 2000 that resulted in the ceasing of the operations of these businesses shortly after December 31, 2000 and it was therefore determined that the future cash flow from these assets would be zero. The remainder of the investments of approximately $1.6 million was evaluated using the same methodology as described above.

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

    In May 2001, the Company issued 1,431,373 shares of its Series A Convertible Preferred Stock at a price per share of $25.50 to BellSouth Enterprises, Inc. ("BellSouth"), About.com, Inc. ("About.com")

                            STARMEDIA NETWORK, INC.

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED) and certain other investors resulting in total proceeds of approximately $35,100,000 to the Company, net of issuance costs of approximately $1,400,000 (the "BellSouth Investment"). These shares are convertible into 14,313,730 shares of the Company's common stock at any time at the option of the holder. After 60 months from the date of issuance, the Company shall redeem the Series A Convertible Preferred Stock for cash or shares of the Company's common stock, in an amount equal to $36,500,000, plus accrued dividends thereon. The carrying value of the Series A Convertible Preferred Stock is being accreted up to its redemption value over 60 months using the effective interest method. Such accretion was $144,000 during the year ended December 31, 2001. Dividends accrue at 6% per annum and totaled $1,278,000 during the year ended December 31, 2001. In addition, in connection with the BellSouth Strategic Agreement (see
Note 21), the Company agreed to issue warrants to BellSouth to purchase up to 4,500,000 shares of the Company's common stock, with exercise prices ranging from $4.55 to $8.55 per share that vest in May 2002 and expire during the period from May 2005 through May 2007. These warrants were valued, by an independent appraiser, at approximately $2,200,000 and are being amortized over 60 months.

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

                            STARMEDIA NETWORK, INC.

9. STOCKHOLDERS' EQUITY (CONTINUED)
    In July 2001, the Company issued 784,314 shares of its common stock to Primedia, Inc. valued at $2,000,000 in connection with the execution of a content license agreement with Primedia, Inc., Primedia Magazines Inc., and About.com, Inc.

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

    In February 2000, the Company acquired Ola Turista Ltda. ("Ola Turista"), the owner of Guia SP and Guia RJ, leading cultural and entertainment guides in the cities of Sao Paulo and Rio de Janeiro, Brazil in exchange for 71,524 shares of its common stock, valued at approximately $3,362,000 and $2,000,000 in cash. Pursuant to the purchase agreement, the Company was obligated to pay additional consideration in the form of the Company common stock, subject to Ola Turista meeting certain specified performance targets. Such targets were met and, as such, the Company accrued $1,625,000 and $375,000 of common stock issuable at December 31, 2000 and April 30, 2001, respectively. In April 2001, the Company issued 592,128 shares of its common stock in full satisfaction of the common

                            STARMEDIA NETWORK, INC.

10. ACQUISITIONS (CONTINUED)
stock issuable. In September 2001, the Company wrote off $335,000 of goodwill charges related to this transaction as part of the realignment of its business.

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

                            STARMEDIA NETWORK, INC.

10. ACQUISITIONS (CONTINUED)

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

11. LOSS PER SHARE

    The following tables set forth the computation of basic and diluted earnings per share:

                                                              YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                        1999           2000            2001
                                                    ------------   -------------   -------------
                                                                    (RESTATED)
Numerator:
  Net loss........................................  $(90,673,000)  $(210,839,000)  $(165,569,000)
  Preferred stock dividends and accretion.........    (4,266,000)             --      (1,422,000)
                                                    ------------   -------------   -------------
Numerator for basic and diluted loss per share-net
  loss available for common stockholders..........  $(94,939,000)  $(210,839,000)  $(166,991,000)
                                                    ============   =============   =============
Denominator:
  Denominator for basic and dilutive loss per
    share-weighted average shares.................    41,170,602      65,919,685      71,181,377
                                                    ============   =============   =============
Basic and diluted net loss per share..............  $      (2.31)  $       (3.20)  $       (2.35)
                                                    ============   =============   =============

                            STARMEDIA NETWORK, INC.

11. LOSS PER SHARE (CONTINUED)
    Diluted net loss per share does not include the effect of options and warrants to purchase 11,860,970, 23,716,014 and 17,653,546 shares of common stock at December 31, 1999, 2000 and 2001, respectively. Diluted net loss per share for the year ended December 31, 2001 also does not include the effect of 14,313,730 shares of common stock issuable upon the conversion of Preferred Stock on an "as if converted" basis, respectively, as the effect of their inclusion is antidilutive.

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

                            STARMEDIA NETWORK, INC.

12. STOCK OPTIONS (CONTINUED)
    The following transactions occurred with respect to the Option Plans:

                                                                            WEIGHTED AVERAGE
                                                                SHARES       EXERCISE PRICE
                                                              -----------   -----------------
Outstanding, December 31, 1998..............................    6,131,933        $  .81

Transactions in 1999
Granted.....................................................    7,607,230         21.26
Canceled....................................................     (259,464)        16.65
Exercised...................................................   (1,618,729)         1.26
                                                              -----------
Outstanding, December 31, 1999..............................   11,860,970         13.50

Transactions in 2000
Granted.....................................................   16,340,050         14.16
Canceled....................................................   (3,330,521)        25.01
Exercised, net of rescissions...............................   (1,154,485)         2.34
                                                              -----------
Outstanding, December 31, 2000..............................   23,716,014         12.88

Transactions in 2001
Granted.....................................................      289,500          2.72
Canceled....................................................  (10,647,341)        15.37
Exercised...................................................     (204,627)          .52
                                                              -----------
Outstanding, December 31, 2001..............................   13,153,546        $10.63
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

    The following table summarizes information concerning outstanding options at December 31, 2001:

                                                             WEIGHTED AVERAGE
                                                                 REMAINING
                                                NUMBER       CONTRACTUAL LIFE        NUMBER
EXERCISE PRICE RANGE                         OUTSTANDING    OPTION OUTSTANDING    EXERCISABLE
--------------------                         ------------   -------------------   ------------
$0.50 - $0.50..............................    2,246,843               6.1          2,246,843
$1.60 - $2.19..............................    1,477,669               7.9          1,448,981
$3.00 - $4.19..............................    2,096,500               9.0          1,920,375
$4.88 - $6.88..............................    3,533,527               8.4          2,362,509
$11.00 - $15.00............................       95,500               7.7             85,199
$18.00 - $21.56............................      172,709               8.4             82,072
$29.18 - $31.50............................    3,325,611               7.9          2,783,413
$35.43 - $48.19............................      205,187               7.8            115,768
                                              ----------                           ----------
                                             13,153,546..                          11,045,160
                                              ==========                           ==========

                            STARMEDIA NETWORK, INC.

12. STOCK OPTIONS (CONTINUED)
    The weighted average fair value of options granted during the years ended December 31, 1999, 2000 and 2001 was $13.32, $12.31 and $2.18, respectively.

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

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
Average risk-free interest rate.............................     5.00%      4.75%      5.00%
Dividend yield..............................................      0.0%       0.0%       0.0%
Average life................................................  5 years    4 years    3 years
Volatility..................................................      .70       1.30       2.82

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

    The Company's pro forma information is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------
                                               1999            2000            2001
                                           -------------   -------------   -------------
                                                            (RESTATED)
Pro forma net loss available to common
  stockholders...........................  $(136,827,000)  $(279,316,000)  $(192,544,000)
Pro forma basic and diluted loss per
  share..................................  $       (3.32)  $       (4.24)  $       (2.70)

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

                            STARMEDIA NETWORK, INC.

13. INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. At December 31, 1999, 2000 and 2001 significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                     DECEMBER 31,
                                                       ----------------------------------------
                                                          1999          2000           2001
                                                       -----------   -----------   ------------
                                                                     (RESTATED)
Federal net operating loss carryforward..............  $32,057,000   $78,676,000   $132,116,000
Depreciation and amortization........................      322,000    (1,360,000)     5,639,000
Deferred rent........................................      179,000     1,121,000        (90,000)
Restructuring charges................................           --       407,000             --
Other................................................      234,000     2,137,000      1,965,000
                                                       -----------   -----------   ------------
                                                        32,792,000    80,981,000    139,630,000
Valuation allowance..................................  (32,792,000)  (80,981,000)  (139,630,000)
                                                       -----------   -----------   ------------
                                                       $        --   $        --   $         --
                                                       ===========   ===========   ============

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

    The reconciliation of the U.S. federal statutory rate to the effective tax rate for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        2000        2001
                                                              --------   ----------   --------
                                                                         (RESTATED)
U.S. statutory rate.........................................    (35)%        (35)%      (35)%
Foreign losses with no U.S. benefit.........................     10           12          4
Expenses not deductible for U.S. tax purposes...............      2            9          4
U.S. losses with no benefit.................................     23           14         27
Foreign taxes...............................................      1            1          1
Other.......................................................     --           --         --
Effective tax rate..........................................      1 %          1 %        1 %

14. LONG-TERM DEBT

    At December 31, 2000, approximately $4.3 million was outstanding under the Company's computer equipment, furniture and fixture credit line. Amounts outstanding were payable in monthly installments of principal and interest of approximately $170,000, bearing interest at approximately 13.6% per annum and secured by certain of the Company's computer equipment and furniture and fixtures. At

                            STARMEDIA NETWORK, INC.

14. LONG-TERM DEBT (CONTINUED)
December 31, 2000, no additional borrowings were available under the credit line. As of December 31, 2001 the Company had repaid all amounts outstanding.

    Interest expense is comprised primarily of interest related to the equipment lease line that was paid in full in 2001.

15. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                             -------------------------
                                                                2000          2001
                                                             -----------   -----------
                                                             (RESTATED)
Product and technology development.........................  $ 1,173,000   $ 3,182,000
Sales and marketing........................................    4,854,000     1,654,000
General and administrative.................................    3,548,000     6,090,000
Accrued fixed asset and intangible purchases...............      777,000     2,500,000
Acquisitions related expenses and earn-outs................    5,039,000       672,000
Other......................................................      210,000     1,014,000
                                                             -----------   -----------
                                                             $15,601,000   $15,112,000
                                                             ===========   ===========

16. COMMITMENTS

    OPERATING LEASES

    The Company rents office space under non-cancelable lease agreements. The minimum annual rental commitments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2001 are as follows:

YEAR ENDED DECEMBER 31
----------------------
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

                            STARMEDIA NETWORK, INC.

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

    Geographical information is as follows:

                                    1999                        2000                        2001
                          -------------------------   -------------------------   -------------------------
                                           FIXED                       FIXED                       FIXED
                            REVENUE       ASSETS        REVENUE       ASSETS        REVENUE       ASSETS
                          -----------   -----------   -----------   -----------   -----------   -----------
                                                             (RESTATED)
United States...........  $12,477,000   $19,091,000   $29,362,000   $46,396,000   $13,047,000   $20,188,000
Latin America...........    7,612,000     4,069,000    22,958,000     9,173,000    10,327,000     4,996,000
                          -----------   -----------   -----------   -----------   -----------   -----------
Consolidated Totals.....  $20,089,000   $23,160,000   $52,320,000   $55,569,000   $23,374,000   $25,184,000
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

                            STARMEDIA NETWORK, INC.

20. DUE FROM OFFICERS (CONTINUED)
    In connection with the termination of employment of the Company's former Chief Financial Officer, Chief Operating Officer and Senior Vice President of Global Sales, the Company terminated the lines of credit provided to them and completely discharged all amounts owed there under. For the termination of the former Chief Financial Officer's line of credit, 326,000 shares of the Company's common stock were returned to the Company. Such shares were recorded as treasury stock with a value of $114,000, the value of such shares on the day they were returned to the Company. Loans to other officers continue to be outstanding.

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

                            STARMEDIA NETWORK, INC.

21. RELATED PARTIES (CONTINUED)
    BELLSOUTH

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

    In October 2001, the Company entered into a separation and release agreement with Mr. Steven J. Heller, the Company's Chief Financial Officer, under which Mr. Heller ceased his employment with the

                            STARMEDIA NETWORK, INC.

21. RELATED PARTIES (CONTINUED)
Company on November 15, 2001. Under the agreement, the executive's employment agreement expired and became null and void. Under the agreement, the Company agreed to terminate the Line of Credit provided to the executive under a letter agreement dated December 28, 2000, and completely discharged all amounts owed there under, and in consideration for such termination of the Line of Credit, the executive agreed to deliver to the Company 326,000 shares of the Company's common stock which has been accounted for as treasury stock using the value on the date the agreement was finalized of $114,000. In addition, the executive is entitled to a one-time payment of $350,000, which was paid to him in November 2001.

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

                            STARMEDIA NETWORK, INC.

22. LITIGATION (CONTINUED)
These actions have been consolidated with hundreds of other securities class actions commenced against more than 300 companies and approximately 40 investment banks in which plaintiffs make substantially similar allegations as those made against the Company with respect to the initial public offerings at issue in those cases. All of these actions have been consolidated under the caption In re: Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The judge in the consolidated action has adjourned without date the time for all defendants to respond to the complaints.

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

CASE NAME                                                        DATE FILED
---------                                                     -----------------
Kramon v. StarMedia Network, et al..........................  November 20, 2001

Stourbridge Ltd., et al. v. StarMedia Network, et al........  November 20, 2001

Rennel Trading Corp. v. StarMedia Network, et al............  November 21, 2001

Ehrenreich v. StarMedia Network, et al......................  November 27, 2001

Howe v. StarMedia Network, et al............................  November 27, 2001

Mayper v. StarMedia Network, et al..........................  November 28, 2001

Dorn v. StarMedia Network, et al............................  December 3, 2001

Hindo v. StarMedia Network, et al...........................  December 12, 2001

Mather v. StarMedia Network, et al..........................  December 19, 2001

Nulf v. StarMedia Network, et al............................  December 19, 2001

Vasko v. StarMedia Network, at al...........................  January 7, 2002

    In April 2002, AT&T Corp filed a claim in the United States District Court for the Southern District of New York seeking payment from the Company for telecommunications services rendered to

                            STARMEDIA NETWORK, INC.

22. LITIGATION (CONTINUED)
The Company in the amount of approximately $337,000, and in June 2002 AT&T amended that complaint to increase the amounts claimed to approximately
$1.4 million. In addition, for over a year the Company has engaged in periodic discussions with AT&T regarding the Company's alleged commitments to purchase a variety of services from AT&T, and in April 2002 had received correspondence from AT&T alleging that approximately $1.1 million was payable by the Company. The Company denies that it owes most of the amounts alleged to be payable by AT&T. The parties have commenced settlement discussions. The Company's estimate of such settlement has been provided for in the accompanying financial statements.

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

                            STARMEDIA NETWORK, INC.

22. LITIGATION (CONTINUED)
    In September 2001, Justin K. Macedonia, the then General Counsel of the Company, filed a notice of intention to arbitrate against the Company, asserting that the Company was obligated to make tax indemnity payments to him in the amount of $1.7 million. The Company denied any obligation to make such payment and asserted counterclaims against Mr. Macedonia. Mr. Macedonia's employment with the Company terminated in November 2001. The arbitration hearing was concluded in March 2002. In May 2002 the arbitrator issued a final judgment denying Mr. Macedonia's claims, as well as the Company's counterclaims.

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

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                            STARMEDIA NETWORK, INC.

                                                                CHARGED TO
                                  BALANCE AT     CHARGED TO       OTHER
                                  BEGINNING      COSTS AND      ACCOUNTS--     DEDUCTIONS--       BALANCE AT
DESCRIPTION                       OF PERIOD       EXPENSES       DESCRIBE        DESCRIBE        END OF PERIOD
-----------                      ------------   ------------   ------------   ---------------   ---------------
YEAR ENDED
  DECEMBER 31, 2001
Reserves and allowances
  deducted from asset accounts:
Allowance for uncollectible
  accounts.....................   $1,849,000    $12,669,000      $     --       $10,065,000       $4,453,000
YEAR ENDED
  DECEMBER 31, 2000
Reserves and allowances
  deducted from asset accounts:
Allowance for uncollectible
  accounts.....................   $  458,000    $ 6,687,000      $     --       $ 5,296,000       $1,849,000
YEAR ENDED
  DECEMBER 31, 1999
Reserves and allowances
  deducted from asset accounts:
Allowance for uncollectible
  accounts.....................   $   65,000    $   393,000      $     --       $        --       $  458,000