Form 10-Q/A
period 2002-03-31
STARMEDIA NETWORK INC
filed 2003-02-12
CIK 1057334

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

1-15015

(COMMISSION FILE NUMBER)

For The Quarterly Period Ended March 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

STARMEDIA NETWORK, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	06-1461770 (I.R.S. Employer Identification Number)

999 Brickell Ave.
Miami, FL 33131
(305)-938-3000
(Address, including zip code, and telephone number,
of registrant's principal executive offices)

        Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

        As of July 1, 2002, there were 79,969,230 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

STARMEDIA NETWORK, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001	4
	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	25

PART II. OTHER INFORMATION

EXPLANATORY NOTE

        This Amendment is being filed to include additional disclosure and information in certain sections in response to comments received by the SEC and after consultation with the Company's auditors. In order to preserve the nature and character of the disclosures set forth in the Quarterly Report on Form 10-Q as originally filed, this Amendment continues to speak as of the date of the original filing with the SEC on July 11, 2002, and the Company has not updated the disclosures in this report to speak as of a later date. All information contained in this Amendment is subject to update and supplement by the Company's reports filed with the SEC for periods subsequent to the date of the original filing of the Quarterly Report on Form 10-Q.

PART I
FINANCIAL INFORMATION

RECENT DEVELOPMENTS

        Since March 31, 2002, the Company has experienced the following developments:

  •
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

  •
  Effective as of April 29, 2002, Ana Maria Lozano-Stickley was appointed as Chief Financial Officer of the Company. Prior to that time Ms. Lozano-Stickley had been Acting Vice President of Accounting and Administration of the Company since January 2002.

  •
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

  •
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

  •
  On July 1, 2002, Fernando Espuelas notified the Company that effective as of that date he resigned as a director of the Company.

  •
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

  •
  batepapo.com.br, a Brazilian chat service, which the Company is considering either selling or closing;

  •
  the local city guides such as nacidade.com.br; guiasp.com.br; guiarj.com.br; paisas.com; openchile.cl; panoramas.cl and AdNet.com.mx, which the Company anticipates that it will continue to operate in support of its mobile solutions business.

        As part of the terms of the sale, the Company agreed to cease using the "StarMedia" brand commercially and, subject to shareholder approval, to amend its certificate of incorporation to change its name. Following the sale, the Company operates commercially under the name "CycleLogic."

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARMEDIA NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)	(See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$17,405,000	$21,635,000
Accounts receivable, net of allowance for bad debts of $4,095,000 (2002) and $4,453,000 (2001)	2,940,000	2,963,000
Unbilled receivables	1,347,000	2,079,000
Receivable from sale of investment	—	13,000,000
Other current assets	2,993,000	3,768,000

Total current assets	24,685,000	43,445,000
Fixed assets, net	21,667,000	25,184,000
Intangible assets, net of accumulated amortization of $5,386,000 (2002) and $5,397,000 (2001)	2,111,000	2,109,000
Goodwill, net of accumulated amortization of $1,111,000 (2002 and 2001)	425,000	425,000
Other assets	1,156,000	573,000

Total assets	$50,044,000	$71,736,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,129,000	$4,419,000
Accrued expenses	11,873,000	15,112,000
Deferred revenues	1,668,000	2,534,000

Total current liabilities	16,670,000	22,065,000
Preferred dividends payable	1,825,000	1,278,000
Series A Convertible Preferred Stock
Series A Convertible Preferred Stock, $.001 par value, 1,960,784 shares authorized, 1,431,373 shares issued and outstanding at March 31, 2002 (liquidation preference of $37,778,000 (2001) and $38,325,000 at March 31, 2002)	35,277,000	35,204,000
Stockholders' equity:
Preferred stock authorized 10,000,000 shares:
Series 1999A junior-non-voting convertible preferred stock, $.001 par value 2,300,000 shares authorized, 58,140 shares issued and outstanding at March 31, 2002, and December 31, 2001, respectively
Common stock, $.001 par value, 200,000,000 shares authorized, 80,320,089 shares issued (2002 and 2001)	80,000	80,000
Common stock issuable	1,000,000	1,000,000
Treasury stock, cost of 350,859 shares (2002), 349,912 shares (2001)	(149,000)	(143,000)
Additional paid-in capital	542,115,000	542,144,000
Accumulated deficit	(543,625,000)	(527,116,000)
Deferred compensation	(43,000)	(87,000)
Accumulated comprehensive loss	(3,106,000)	(2,689,000)

Total stockholders' (deficit) equity	(3,728,000)	13,189,000

Total liabilities and stockholders' equity	$50,044,000	$71,736,000

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

STARMEDIA NETWORK, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Revenues
Mobile Solutions	1,018,000	693,000
Internet Media Services	1,433,000	8,178,000

Total revenues	$2,451,000	$8,871,000
Operating expenses: Product and technology development, (exclusive of $1,000 and $87,000, respectively, reported below as stock-based compensation);	7,546,000	14,542,000
Sales and marketing, (exclusive of $12,000; and $133,000, respectively, reported below as stock-based compensation)	2,157,000	11,352,000
General and administrative, (exclusive of $1,000; and $495,000, respectively, reported below as stock-based compensation)	4,216,000	9,158,000
Restructuring and other charges	347,000	—
Bad debt (recoveries) expense	(7,000)	6,120,000
Depreciation and amortization	3,867,000	5,739,000
Stock-based compensation expense	14,000	715,000
Impairment of fixed assets	—	1,153,000
Loss on sale of fixed assets	104,000	—

Total operating expenses	18,244,000	48,779,000

Loss from operations	(15,793,000)	(39,908,000)
Other income (expense):
Interest income	123,000	1,375,000
Interest expense	—	(75,000)
Other expenses	(219,000)	(35,000)

Loss before provision for income taxes	(15,889,000)	(38,643,000)
Provision for income taxes	—	—

Net loss	$(15,889,000)	$(38,643,000)
Preferred stock dividends and accretion	(620,000)	—

Net loss applicable to common stockholders	$(16,509,000)	$(38,643,000)

Basic and diluted net loss per common share	$(0.21)	$(0.57)

Number of shares used in computing basic and diluted net loss per share	79,969,851	67,467,437

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

STARMEDIA NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2002	2001
	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(15,889,000)	$(38,643,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,867,000	5,739,000
Provision for (recoveries of) bad debts	(7,000)	6,120,000
Loss on asset impairment	—	1,153,000
Loss on sale of fixed assets	104,000	—
Amortization of stock-based compensation	14,000	715,000
Realized loss on foreign currency exchange	176,000	35,000
Deferred rent expense	—	335,000
Changes in operating assets and liabilities:
Accounts receivable	(46,000)	(11,000)
Unbilled receivables	732,000	143,000
Other assets	387,000	421,000
Accounts payable and accrued expenses	(4,389,000)	(230,000)
Deferred revenues	(862,000)	297,000

Net cash used in operating activities	(15,913,000)	(23,926,000)
INVESTING ACTIVITIES
Purchase of fixed assets	(308,000)	(7,186,000)
Intangible assets	—	(104,000)
Other assets	(587,000)	1,918,000
Proceeds from the sale of investment	13,000,000	—
Officer loans	—	(2,478,000)

Net cash provided by (used in) investing activities	12,105,000	(7,850,000)
FINANCING ACTIVITIES
Issuance of common stock	—	22,000
Purchase of treasury stock	(6,000)	—
Repayment of long-term debt	—	(731,000)

Net cash used in financing activities	(6,000)	(709,000)
Effect of exchange rate changes on cash and cash equivalents	(416,000)	457,000

Net decrease in cash and cash equivalents	(4,230,000)	(32,028,000)
Cash and cash equivalents, beginning of period	21,635,000	93,408,000

Cash and cash equivalents, end of period	$17,405,000	$61,380,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	—	$184,000
Income taxes paid	—	$392,000
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Accrued costs for acquisitions	—	$5,576,000
Shares issued for acquisitions	—	$4,639,000

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

        As a result of the restatement, the consolidated financial statements of the Company have been restated as summarized below (in thousand except per share amounts):

	For the period ended March 31, 2001
	As previously Reported	As restated
Consolidated Statement of Operations:
Revenues	$16,039	$8,871
Sales and marketing	19,664	11,352
Bad debt expense	—	6,120
General and administrative	7,674	9,158
Loss from impairment of fixed assets	—	1,153
Total operating expenses	48,334	48,779
Loss from operations	(32,295)	(39,908)
Interest expense	(184)	(75)
Loss before provision for income taxes	(31,139)	(38,643)
Provision for income taxes	(87)	—
Net Loss	(31,226)	(38,643)
Basic and diluted net loss per Common Share	$(0.46)	$(0.57)

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

        Diluted net loss per share does not include the effect of options and warrants to 15,822,528 and 23,399,256 shares of common stock at March 31, 2002 and 2001, respectively. Diluted net loss per share for the three-months ended March 31, 2002 also does not include the effect of 14,313,730 shares and 708,824 shares of common stock issuable upon the conversion of preferred stock and accrued dividends on preferred stock, respectively, on an "as if converted" basis, as the effect of their inclusion is antidilutive.

7. RESTRUCTURING AND OTHER CHARGES

        In May 2001, the Company announced a restructuring, the purpose of which was to realign the Company's business operations and reduce its operational overhead. In connection with such restructuring, the Company recorded during the three months ended March 31, 2002 aggregate charges of approximately $347,000, which includes severance payments to employees of the Company. The following table details the changes to restructuring costs during the three months ended March 31, 2002.

		Changes during the three month period
	Accrual bal at 12/31/01	Restructuring Charge	Cash Payment	Non-Cash Adjustment	Accrual bal at 3/31/02
Severance Costs	1,000,000	347,000	(1,159,000)	—	188,000

        The following table details the number of employees terminated during the three months ended March 31, 2002, their location and department.

	Argentina	Brazil	Chile	Columbia	Mexico	Uruguay	USA	Venezuela	Total
Product & technology	—	18	—	—	9	5	12	—	44
Sales & marketing	—	4	1	2	10	—	12	1	30
General & administrative	1	2	1	—	2	2	9	—	17

	1	24	2	2	21	7	33	1	91

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

        For the three months ended March 31, 2002, we received net cash of $12.1 million from investing activities, which includes $13.0 million in cash from sale of investment in KD Sistemas, partially offset by $308,000 for purchase of fixed assets, and $587,000 in purchase of other assets. For the three months ended March 31, 2001, we used $7.9 million in investing activities, including $7.2 million in purchase of fixed assets, $2.5 million in advances to officers, partially offset by $1.9 million in cash provided by release of letters of credit.

        Net cash used in financing activities was $6,000 and $709,000 for the three months ended March 31, 2002 and 2001, respectively. Net cash used by financing activities during the three months ended March 31, 2002 was for acquisition of treasury shares. Net cash used by financing activities during the three months ended March 31, 2001 consisted primarily of repayment of long-term debt.

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

        The Company periodically records the estimated impact of various conditions, situations or circumstances involving uncertain outcomes. The Company accounts for these contingencies as prescribed by SFAS No. 5 "Accounting for Contingencies." The Company uses its best judgment to determine the estimate of these contingencies. The Company adjusts these reserves to account for ongoing issues and changes in circumstances.

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

Date: February 12, 2003

STARMEDIA NETWORK, INC.
By:	/s/ ANA M. LOZANO-STICKLEY Ana M. Lozano-Stickley Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATION PURSUANT TO RULE 13A-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jose Manuel Tost, certify that:

1.
I have reviewed this amended quarterly report on Form 10-Q/A of StarMedia Network, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

        Date: February 12, 2003

/s/ JOSE MANUEL TOST Jose Manuel Tost President StarMedia Network, Inc.

CERTIFICATION PURSUANT TO RULE 13A-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ana M. Lozano-Stickley, certify that:

1.
I have reviewed this amended quarterly report on Form 10-Q/A of StarMedia Network, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

        Date: February 12, 2003

/s/ ANA M. LOZANO-STICKLEY Ana M. Lozano-Stickley Chief Financial Officer StarMedia Network, Inc.

QuickLinks

STARMEDIA NETWORK, INC. AND SUBSIDIARIES INDEX
EXPLANATORY NOTE
PART I FINANCIAL INFORMATION
  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STARMEDIA NETWORK, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
STARMEDIA NETWORK, INC., AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
STARMEDIA NETWORK, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
STARMEDIA NETWORK, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR MARCH 31, 2002
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  ITEM 7. SIGNATURES