Form 10-Q/A
period 2002-06-30
STARMEDIA NETWORK INC
filed 2003-02-12
CIK 1057334

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
1-15015 (Commission File Number)
For the Quarterly Period Ended June 30, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

STARMEDIA NETWORK, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	06-1461770 (I.R.S. Employer Identification Number)
999 Brickell Ave., Miami, FL 33131 (Address of Principal Executive Offices)	33131 (Zip Code)
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

STARMEDIA NETWORK, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001	3
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	5
	Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2002	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	27

PART II. OTHER INFORMATION

EXPLANATORY NOTE

        This Amendment is being filed to include additional disclosure and information in certain sections in response to comments received by the SEC and after consultation with the Company's auditors. In order to preserve the nature and character of the disclosures set forth in the Quarterly Report on Form 10-Q as originally filed, this Amendment continues to speak as of the date of the original filing with the SEC on August 14, 2002, and the Company has not updated the disclosures in this report to speak as of a later date. All information contained in this Amendment is subject to update and supplement by the Company's reports filed with the SEC for periods subsequent to the date of the original filing of the Quarterly Report on Form 10-Q.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STARMEDIA NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,618,000	$21,635,000
Accounts receivable, net of allowance for bad debts of $3,946,000 (2002) and $4,453,000 (2001)	2,507,000	2,963,000
Unbilled receivables	392,000	2,079,000
Receivables from sale of investment	—	13,000,000
Other current assets	3,616,000	3,768,000

TOTAL CURRENT ASSETS	15,133,000	43,445,000
Fixed assets, net	17,593,000	25,184,000
Intangible assets, net of accumulated amortization of $5,393,000 (2002) and $5,397,000 (2001)	2,059,000	2,109,000
Goodwill, net of accumulated amortization of $1,111,000 (2002) and $1,111,000 (2001)	425,000	425,000
Other assets	1,565,000	573,000

TOTAL ASSETS	$36,775,000	$71,736,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,928,000	$4,419,000
Accrued expenses	8,654,000	15,112,000
Deferred revenue	1,060,000	2,534,000

TOTAL CURRENT LIABILITIES	14,642,000	22,065,000
Preferred dividends payable	2,373,000	1,278,000
SERIES A CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred Stock, $.001 par value, 1,960,784 shares authorized, 1,431,373 shares issued and outstanding at June 30, 2002 (liquidation preference of $37,778,000 (2001) and $38,873,000 at June 30, 2002)	35,349,000	35,204,000
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, authorized 10,000,000 shares:
Series 1999A junior-non-voting convertible preferred stock, $.001 par value, 2,300,000 shares authorized, 58,140 shares outstanding at June 30, 2002 and December 31, 2001, respectively	—	—
Common stock, $.001 par value, 200,000,000 shares authorized, 80,320,089 shares issued (2002 and 2001)	80,000	80,000
Common stock issuable	1,000,000	1,000,000
Treasury stock—cost of 350,859 shares (2002) and 349,912 shares (2001)	(149,000)	(143,000)
Additional paid-in capital	542,104,000	542,144,000
Accumulated deficit	(555,027,000)	(527,116,000)
Deferred compensation	(31,000)	(87,000)
Accumulated comprehensive loss	(3,566,000)	(2,689,000)

Total stockholders' equity (deficit)	(15,589,000)	13,189,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$36,775,000	$71,736,000

See accompanying notes to Unaudited Condensed Consolidated Financial Statements
for the six months ended June 30, 2002.

STARMEDIA NETWORK, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Mobile Solutions	$1,100,000	$634,000	$2,118,000	$1,327,000
Internet Media Services	855,000	5,655,000	2,288,000	13,832,000

Total revenues	$1,955,000	$6,289,000	$4,406,000	$15,159,000
Operating expenses:
Product and technology development, (exclusive of $0; $83,000; $1,000; and $170,000, respectively, reported below as stock-based compensation)	5,381,000	14,234,000	12,927,000	28,776,000
Sales and marketing, (exclusive of $0; $127,000; $12,000; and $260,000, respectively, reported below as stock-based compensation)	554,000	7,132,000	2,711,000	18,485,000
General and administrative, (exclusive of $1,000; $473,000; and $2,000; $968,000, respectively, reported below as stock-based compensation)	2,926,000	7,946,000	7,142,000	17,103,000
Restructuring and other charges	186,000	4,536,000	533,000	4,536,000
Bad debt (recoveries) expense	(158,000)	5,366,000	(165,000)	11,486,000
Write-off of officer loans	—	10,815,000	—	10,815,000
Depreciation and amortization	3,651,000	6,939,000	7,518,000	12,678,000
Stock-based compensation expense	1,000	683,000	15,000	1,398,000
Loss on impairment of fixed assets	—	—	—	1,153,000
Loss on sale of fixed assets	163,000	—	267,000	—

Total operating expenses	12,704,000	57,651,000	30,948,000	106,430,000

Loss from operations	(10,749,000)	(51,362,000)	(26,542,000)	(91,271,000)
Other income (expense):
Interest income	99,000	920,000	222,000	2,295,000
Interest expense	(93,000)	(568,000)	(93,000)	(643,000)
Loss in unconsolidated subsidiary	—	(1,800,000)	—	(1,800,000)
Other income/(expense)	(38,000)	90,000	(257,000)	55,000

Net loss	$(10,781,000)	$(52,720,000)	$(26,670,000)	$(91,364,000)
Preferred stock dividends and accretion	(620,000)	(206,000)	(1,240,000)	(206,000)

Net loss applicable to common stockholders	$(11,401,000)	$(52,926,000)	$(27,910,000)	$(91,570,000)

Basic and diluted net loss per common share	$(0.14)	$(0.76)	$(0.35)	$(1.33)

Number of shares used in computing basic and diluted net loss per share	79,969,230	70,001,765	79,969,540	68,693,438

See accompanying notes to Unaudited Condensed Consolidated Financial Statements
for the six months ended June 30, 2002.

STARMEDIA NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2002	2001
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(26,670,000)	$(91,364,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,518,000	12,678,000
Provision for (recoveries of) bad debt	(165,000)	11,486,000
Amortization of stock-based compensation	15,000	1,398,000
Write-off of officer loans	—	10,815,000
Deferred rent expense	—	1,261,000
Loss on impairment of fixed assets	—	1,153,000
Loss on sale of fixed assets	267,000	—
Realized loss on foreign currency exchange	339,000	55,000
Changes in operating assets and liabilities:
Accounts receivable	526,000	575,000
Unbilled receivables	1,687,000	(666,000)
Other assets	(495,000)	(1,535,000)
Accounts payable and accrued expenses	(4,901,000)	(2,630,000)
Deferred revenues	(1,450,000)	2,864,000

Net cash used in operating activities	(23,329,000)	(53,910,000)
INVESTING ACTIVITIES
Purchase of fixed assets	(810,000)	(9,081,000)
Intangible assets	—	(150,000)
Other assets	(995,000)	5,661,000
Officer loans	—	(6,836,000)
Proceeds from the sale of investment	13,000,000	—

Cash paid for acquisitions	—	(2,133,000)
Net cash provided by (used in) in investing activities	11,195,000	(12,539,000)
FINANCING ACTIVITIES
Issuance of common stock	—	204,000
Purchase of treasury stock	(6,000)	—
Repayment of long-term debt	—	(4,364,000)
Issuance of convertible preferred stock	—	36,500,000

Net cash (used in) provided by financing activities	(6,000)	32,340,000
Effect of exchange rate changes on cash and cash equivalents	(877,000)	(76,000)

Net decrease in cash and cash equivalents	(13,017,000)	(34,185,000)
Cash and cash equivalents, beginning of period	21,635,000	93,408,000

Cash and cash equivalents, end of period	$8,618,000	$59,223,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$93,000	$865,000

Income taxes paid	$—	$392,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of content through common stock to be issued	$—	$3,000,000

Shares issued/issuable for acquisitions	$—	$18,635,000

Accrued purchases of fixed assets	$—	$552,000

See accompanying notes to Unaudited Condensed Consolidated Financial Statements
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

        In addition, in connection with the BellSouth Strategic Agreement (see Note 8), the Company issued warrants to BellSouth to purchase up to 4,500,000 shares of the Company's common stock, with exercise prices ranging from $4.55 to $8.55 per share that vest in May 2002 and expire during the period from May 2005 through May 2007. These warrants were valued, by an independent appraiser, at approximately $2.2 million and are being amortized over 60 months.

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

6. STOCKHOLDERS' (DEFICIT) EQUITY

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

7. STOCK OPTIONS

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

        Diluted net loss per share does not include the effect of options and warrants to purchase 14,526,999 and 25,048,000 shares of common stock at June 30, 2002 and 2001, respectively. Diluted net loss per share at June 30, 2002 and 2001 also does not include the effect of 14,313,730 shares and 923,529 shares of common stock issuable upon the conversion of preferred stock and accrued dividends on preferred stock, respectively, on an "as if converted" basis as the effect of their inclusion is antidilutive.

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

9. DUE FROM OFFICERS

        During the year ended December 31, 2000, the Company provided lines of credit to certain officers totaling $6,400,000, under which a total of $4,600,000 was advanced to such officers, including an advance of an unsecured, recourse loan totaling $500,000 to its then Chief Operating Officer. In January 2001, the lines of credit available to the Company's officers were increased to $12,400,000. During 2001, the Company had made loans to officers under such lines of credit totaling approximately $6,900,000. All of the loans to officers made during 2000 and 2001 bore interest rates ranging from 6.75% to 10.0% per annum. In addition, with the exception of the $500,000 loan to the Company's former Chief Operating Officer, which was unsecured, all other loans to officers were non-recourse to the borrower and were secured solely by shares of the Company's common stock held by its officers to the extent permitted by Regulation U under the Securities Exchange Act of 1934, as amended. Consequently, holders of non-recourse loans had no personal liability for repayment of the loans beyond the delivery of the shares pledged by them to secure the loans.

        As a result of the termination of the former Chief Operating Officer's employment, which management considered would make collection of his loan unlikely, and management's determination that the other, nonrecourse loans were unrealizable due to a reduction in value of the supporting collateral, the Company provided a full reserve and/or fully wrote-off the $11,500,000 loan plus $800,000 of interest outstanding as of December 31, 2001, of which $11.6 million was included in officer loan write-off, $292,000 was included in compensation expense as this portion was earned based on employment service provided under the loan agreement, and $398,000 was reduced against interest income for current year's interest. For the six months ended June 30, 2001, officer loan write-off included approximately $10.8 million of loans and related interest to officers.

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

10. COMPREHENSIVE LOSS

        Total comprehensive loss was approximately $11.2 million and $27.5 million for the three and six month periods ended June 30, 2002, respectively and approximately $52.6 million and $91.4 million for the three and six month periods ended June 30, 2001, respectively.

11. RESTRUCTURING AND OTHER CHARGES

        In May 2001, the Company announced a restructuring, the purpose of which was to realign the Company's business operations and reduce its operational overhead. In connection with such restructuring, the Company recorded aggregate charges of approximately $4.5 million, including approximately $2.3 million of severance payments to employees and certain officers of the Company and approximately $2.2 million of other restructuring related costs for the six months ended June 30,

2001. The Company recorded during the six months ended June 30, 2002 aggregate charges of approximately $533,000, which includes severance payments to employees of the Company. The following tables detail the changes in restructuring costs during the six months ended June 30, 2002 and 2001.

For the Six Months ended June 30, 2002

	Changes during the six month period
	Accrual bal at 12/31/01	Restructuring Charge	Cash Payment	Non -Cash Adjustment	Accrual bal at 6/30/02
Severance Costs	1,000,000	533,000	(1,508,000)	—	25,000

For the Six Months ended June 30, 2001

	Changes during the six month period
	Accrual bal at 12/31/00	Restructuring Charge	Cash Payment	Non-Cash Adjustment	Accrual bal at 6/30/01
Severance Costs	—	2,356,000	(1,992,000)	—	364,000
Other	840,000	2,180,000	(987,000)	(1,633,000)	400,000

	840,000	4,536,000	(2,979,000)	(1,633,000)	764,000

        The following tables detail the number of employees terminated during the six months ended June 30, 2002, and 2001, their location and department.

For the six months ended June 30, 2002

	Argentina	Brazil	Chile	Colombia	Mexico	Uruguay	USA	Venezuela	Total
Product & technology	2	43	1	3	13	5	27	—	94
Sales & marketing	1	8	2	2	14	—	14	3	44
General & administrative	2	8	1	—	3	2	12	—	28

	5	59	4	5	30	7	53	3	166

For the six months ended June 30, 2001

	Argentina	Brazil	Chile	Colombia	Mexico	Uruguay	USA	Venezuela	Total
Product & technology	1	29	15	2	1	1	23	—	72
Sales & marketing	1	15	5	7	12	—	14	—	54
General & administrative	—	4	—	—	3	—	12	—	19

	2	48	20	9	16	1	49	—	145

12. NEW ACCOUNTING PRONOUNCEMENTS

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

        Net loss and loss per share amounts on an adjusted basis to reflect the add back of goodwill and other intangible assets amortization would be as follows (in thousands, except for per share amounts):

	Three month period ended		Six month period ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Reported net loss applicable to common stockholders	$(11,401)	$(52,926)	$(27,910)	$(91,570)
Add back: goodwill and indefinite lived intangible asset amortization	—	2,016	—	3,079

Adjusted net loss applicable to common stockholders	$(11,401)	$(50,910)	$(27,910)	$(88,491)

Basic and diluted loss per share:
Reported net loss applicable to common stockholders	$(0.14)	$(0.76)	$(0.35)	$(1.33)
Goodwill and indefinite lived intangible asset amortization	—	0.03	—	0.04

Adjusted net loss applicable to common stockholders	$(0.14)	$(0.73)	$(0.35)	$(1.29)

	For the Year ended December 31,
	2001	2000	1999
Reported net loss applicable to common stockholders	$(166,991)	$(210,839)	$(94,939)
Add back: goodwill and indefinite lived intangible asset amortization	5,700	13,612	2,622

Adjusted net loss applicable to common stockholders	$(161,291)	$(197,227)	$(92,317)

Basic and diluted loss per share:
Reported net loss applicable to common stockholders	$(2.35)	$(3.20)	$(2.31)
Goodwill and indefinite lived intangible asset amortization	.08	0.21	.07

Adjusted net loss applicable to common stockholders	$(2.27)	$(2.99)	$(2.24)

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

13. LEGAL PROCEEDINGS

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

14. SUBSEQUENT EVENT

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

  •
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

  •
  TRANSACTIONAL-BILLING. This feature of the WIS technology allows wireless operators to apply different business rules to permit flexible billing (for post-paid and pre-paid) based on the type of mobile Internet service accessed by an end-user, the end-user's subscription plan and other variables identified by the operator.

  •
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

  •
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

  •
  free email, promotional email newsletters, user surveys, chats, instant messaging, and home pages;

  •
  tools and applications, such as games, multimedia players, comprehensive city guide content, and sophisticated search capabilities;

  •
  local and global editorial content; and

  •
  online shopping in Spanish and Portuguese.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

REVENUES

        Total revenues decreased to $2.0 million for the three months ended June 30, 2002 from $6.3 million, for the three months ended June 30, 2001. This decrease was primarily associated with a decline in Internet media service revenues to $855,000 for the three months ended June 30, 2002 from $5.7 million for the three months ended June 30, 2001 due to lower advertising and sponsorship revenues. The decrease was partially offset by increases in Mobile solutions revenue to $1.1 million for the three months ended June 30, 2002 from $634,000 for the three months ended June 30, 2001.

        Barter revenues for the three months ended June 30, 2002 and 2001 accounted for 8% and 27% of total revenues, respectively. Advertising and promotion revenues generated directly from our Internet media services business was approximately $1.0 million for the three months ended June 30, 2002.

        For the three months ended June 30, 2002, a mobile operator and advertiser, individually, accounted for more than 10% of our total revenues. For the three months ended June 30, 2001, two advertisers, individually, accounted for more than 10% of our total revenues. For the three months ended June 30, 2002, our top five mobile operators and advertisers combined accounted for 57% of our total revenues. For the three months ended June 30, 2001, our top five advertisers account for 43% of our total revenues.

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

        In general, management estimates that as a result of the realignment and it ceasing to engage in the Internet media business, the Company's operating expenses will be reduced to $10 million for the three months ended September 30, 2002 and approximately $7 million for the three months ended December 31, 2002, as compared to approximately $13 million for the three months ended June 30, 2002.

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

SALES AND MARKETING

        Sales and marketing expenses decreased to $554,000, or 28% of total revenues for the three months ended June 30, 2002 from $7.1 million, or 113% of total revenues, for the three months ended June 30, 2001. This decrease was primarily due to decreases of approximately $2.6 million in compensation-related expense, and $3.2 million in advertising expense. Furthermore, included in the three months ended June 30, 2002 was a benefit of approximately $1 million related to the final determination of the value of barter received upon the culmination at June 30, 2002 of certain underlying barter agreements.

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

RESTRUCTURING AND OTHER CHARGES

        For the three months ended June 30, 2002, the Company recorded restructuring charges totaling approximately $186,000, which was the result of a company-wide realignment of its business operations and an effort to reduce its operational overhead. For the three months ended June 30, 2001, we recorded restructuring charges totaling approximately $4.5 million, including approximately $2.3 million of severance payments to employees and certain officers of the Company and approximately $2.2 million of other restructuring related costs.

BAD DEBT (RECOVERIES) EXPENSE

        Bad debt (recoveries) expense for the three months ended June 30, 2002 was a net recovery of $158,000 as a result of a reversal of account receivables that had been previously reserved for and were subsequently collected. Bad debt expense for the three months ended June 30, 2001 totaled $5.4 million as a result of the write-off/reserve of accounts receivables that have deteriorated and or became un-collectible during the period. Additionally, a great majority of this write-off relates to accounts from Internet customers whom suffered a significant setback to their business as a result of the deterioration of the advertising market. The Company believes that all potential uncollectible accounts receivables have been fully reserved for and as such the Company does not expect any future collectibility or billing problems from the accounts currently reported in the financial statements.

WRITE-OFF OF OFFICER LOANS

        Officer loan write-off for the three months ended June 30, 2001 approximated $10.8 million of loans and related interest made to certain officers of the Company, determined by management to be unrealizable due to the impairment in collateral value.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

REVENUES

        Total revenues decreased to $4.4 million for the six months ended June 30, 2002 from $15.2 million, for the six months ended June 30, 2001. This decrease was primarily associated with a decline in Internet media service revenue to $2.3 million for the six months ended June 30, 2002 from $13.8 million for the six months ended June 30, 2001 due to lower revenue-producing advertising impressions and sponsorships sold. Barter revenues for the six months ended June 30, 2002 and 2001 accounted for 11% and 32% of total revenues, respectively.

        For the six months ended June 30, 2002, one mobile operator and advertiser, individually, accounted for more than 10% of our total revenues. For the six months ended June 30, 2001, one advertiser accounted for more than 10% of our total revenues. For the six months ended June 30, 2002, our top five mobile operators and advertisers combined accounted for 46% of our total revenues. For the six months ended June 30, 2001, our top five advertisers account for 41% of our total revenues.

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

SALES AND MARKETING

        Sales and marketing expenses decreased to $2.7 million, or 62% of total revenues, for the six months ended June 30, 2002 from $18.5 million, or 122% of total revenues, for the six months ended June 30, 2001. This decrease was primarily due to decreases of approximately $5.4 million in compensation-related expense, $8.3 million in advertising expense, and $900,000 in travel expenses. Furthermore, included in the six month ended June 30, 2002 was a benefit of approximately $1 million related to the final determination of the value of barter received upon the termination at June 30, 2002 of certain underlying barter agreements.

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

RESTRUCTURING AND OTHER CHARGES

        For the six months ended June 30, 2002, we recorded restructuring charges totaling approximately $533,000, which was the result of a company-wide realignment of its business operations and an effort to reduce its operational overhead. For the six months ended June 30, 2001, we recorded restructuring charges totaling approximately $4.5 million including approximately $2.3 million of severance payments to employees and certain officers of the Company and approximately $2.2 million of other restructuring related costs.

BAD DEBT (RECOVERIES) EXPENSE

        Bad debt (recoveries) expense for the six months ended June 30, 2002 was a net recovery of $165,000 as a result of a reversal of account receivables that had been previously reserved for and were subsequently collected. Bad debt expense for the six months ended June 30, 2001 totaled $11.5 million as a result of the write-off/reserve of accounts receivables that have deteriorated and or became un-collectible during the period. Additionally, a great majority of this write-off relates to accounts from Internet customers whom suffered a significant setback to their business as a result of the deterioration of the advertising market. The Company believes that all potential uncollectible accounts receivables have been fully reserved for and as such the Company does not expect any future collectibility or billing problems from the accounts currently reported in the financial statements.

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

        We used $23.3 million in operating activities for the six months ended June 30, 2002, a decrease from $53.9 million for the six months ended June 30, 2001 due to reduced operating expenditures. Cash used in operating activities substantially related to our loss of $26.7 million and $91.4 million during the periods ended June 30, 2002 and June 30, 2001, respectively. For the six months ended June 30, 2002, non-cash operating activities included $7.5 million in depreciation and amortization. For the six months ended June 30, 2001, non-cash operating activities included $12.7 million for depreciation and amortization, $11.5 million in bad debt reserve, $1.2 million in loss on asset impairment, $1.4 million in stock-based compensation and $10.8 million in write down of officer loans.

        For the six months ended June 30, 2002, we received net cash of $11.2 million from investing activities, including $13.0 million in cash from sale of Cade?, a Brazilian search directory, partially offset by $810,000 used for purchase of fixed assets and $995,000 in purchase of other assets. For the six months ended June 30, 2001, we used $12.5 million in investing activities, including $9.1 million in purchase of fixed assets, $6.8 million in advances to officers and $2.1 million in acquisitions, offset by $5.7 million increase in other assets.

        Net cash (used in) provided by financing activities was ($6,000) and $32.3 million for the six months ended June 30, 2002 and 2001, respectively. Net cash used in financing activities during the six months ended June 30, 2002 was for acquisition of treasury shares. Net cash provided by financing activities during the six months ended June 30, 2001 consisted primarily of proceeds of $36.5 million resulting from the issuance of the Company's Series A Convertible Preferred Stock, partially offset by $4.4 million used for the repayment of long-term debt.

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