Form 10-Q/A
period 2002-09-30
STARMEDIA NETWORK INC
filed 2003-02-12
CIK 1057334

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
INDEX

EXPLANATORY NOTE

        This Amendment is being filed to include certain additional disclosure in the Critical Accounting Estimates Section of Management's Discussion and Analysis that was inadvertently omitted in the initial filing.

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

See accompanying notes to Unaudited Condensed Consolidated Financial Statements
for the nine months ended September 30, 2002.

STARMEDIA NETWORK, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Revenues
Mobile Solutions	$1,589,000	$903,000	$3,714,000	$2,230,000
Internet Media Services	—	3,697,000	2,281,000	17,530,000

Total Revenues	1,589,000	4,600,000	5,995,000	19,760,000
Operating expenses:
Product and technology development (exclusive of $0; $60,000 $1,000 and $230,000, respectively, reported below as stock-based compensation)	3,143,000	11,468,000	16,070,000	40,244,000
Sales and marketing (exclusive of $3,000; $92,000; $15,000 and $352,000, respectively, reported below as stock-based compensation)	764,000	8,943,000	3,475,000	27,428,000
General and administrative (exclusive of $0; $339,000; $2,000 and $1,307,000, respectively, reported below as stock-based compensation)	2,507,000	6,113,000	9,649,000	23,180,000
Restructuring and other charges	1,584,000	8,801,000	2,117,000	13,337,000
Bad debt expense/(recoveries)	3,000	(385,000)	(162,000)	11,101,000
Write-off of officer loans	—	450,000	—	11,265,000
Depreciation and amortization	1,684,000	7,382,000	9,202,000	20,061,000
Stock-based compensation expense	3,000	491,000	18,000	1,889,000
Loss on impairment of fixed assets	—	2,934,000	—	4,087,000
Impairment of goodwill	—	11,406,000	—	11,406,000
Loss on sale/disposal of fixed assets	87,000	83,000	354,000	119,000

Total operating expenses	9,775,000	57,687,000	40,723,000	164,117,000

Loss from operations	(8,186,000)	(53,087,000)	(34,728,000)	(144,357,000)
Other income (expense):
Interest income	13,000	582,000	235,000	2,877,000
Interest expense	—	(230,000)	0	(873,000)
Loss in unconsolidated subsidiary	—	—	—	(1,800,000)
Gain on sale of investment	72,000	—	72,000	—
Other income, net of other expenses	831,000	9,000	481,000	64,000

Net loss	$(7,270,000)	$(52,726,000)	$(33,940,000)	$(144,089,000)
Preferred stock dividends and accretion	(620,000)	(630,000)	(1,860,000)	(836,000)

Net loss applicable to common stockholders	$(7,890,000)	$(53,356,000)	$(35,800,000)	$(144,925,000)

Basic and diluted net loss per common share	$(0.10)	$(0.75)	$(0.45)	$(2.08)

Number of shares used in computing basic and diluted net loss per share	79,969,230	71,269,145	79,969,437	69,546,385

See accompanying notes to Unaudited Condensed Consolidated Financial Statements
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

See accompanying notes to Unaudited Condensed Consolidated Financial Statements
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

        Diluted net loss per share does not include the effect of options and warrants to purchase 6,346,063 and 24,265,853 shares of common stock at September 30, 2002 and 2001, respectively. Diluted net loss per share at September 30, 2002 and 2001 also does not include the effect of 14,313,730 shares and 1,138,235 shares of common stock issuable upon the conversion of preferred stock and accrued dividends on preferred stock, respectively, on an "as if converted" basis as the effect of their inclusion is antidilutive.

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

14.  RESTRUCTURING AND OTHER CHARGES

        In May 2001, the Company announced a restructuring, the purpose of which was to realign the Company's business operations and reduce its operational overhead. In connection with such restructuring, the Company recorded aggregate charges of approximately $13.3 million, which included $3.9 million of severance payments to employees and certain officers of the Company and approximately $1.2 million of other restructuring related costs for the nine months ended September 30, 2001. Additionally, the Company recorded charges of approximately $8.2 million resulting from the Company vacating the premises of its 75 Varick St. headquarters in New York City and the related settlement pursuant to which the Company left a substantial portion of its fixed assets, furniture and fixtures and leasehold improvements to the new tenant at the vacated premises. The Company recorded during the nine months ended September 30, 2002 aggregate charges of approximately $2.1 million, which includes severance payments to employees of the Company and the exit costs associated with the shut down of another New York office effective September 30, 2002. The following tables detail the changes in restructuring charge for the nine months ended September 30, 2002 and 2001.

For the Nine Months ended September 30, 2002

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

        The following tables detail the number of employees terminated during the nine months ended September 30, 2002 and 2001, their location and department.

For the nine months ended September 30, 2002

	Argentina	Brazil	Chile	Colombia	Mexico	Uruguay	USA	Venezuela	Total
Product & technology	2	61	2	5	18	5	53	—	146
Sales & marketing	2	9	2	3	15	—	18	3	52
General & administrative	2	111	1	2	8	2	19	—	45

	6	81	5	10	41	7	90	3	243

For the nine months ended September 30, 2001

	Argentina	Brazil	Chile	Colombia	Mexico	Uruguay	USA	Venezuela	Total
Product & technology	2	53	16	2	5	3	46	2	129
Sales & marketing	2	20	6	10	17	—	18	—	73
General & administrative	—	4	—	—	6	—	23	—	33

	4	77	22	12	28	3	87	2	235

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

        In April 2002, AT&T Corp filed a claim in the United States District Court for the Southern District of New York seeking payment from the Company for telecommunications services rendered to the Company in the amount of approximately $337,000, and in June 2002 AT&T amended that complaint to increase the amounts claimed to approximately $1,400,000. The Company denies that it owes most of the amount alleged by AT&T to be payable. The parties are engaged in active settlement discussions and in December 2002, agreed to submit this matter to arbitration before the American Arbitration Association.

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

        On or about September 5, 2002 Official Kiosk Group ("OKG") filed a claim for $1,000,000 in Florida state court alleging that this amount is owed to it under a March 2001 agreement. The Company denies that it owes this amount to OKG. On October 1, 2002 the Company filed a motion to dismiss on the ground that the parties' agreement requires all claims to brought in New York. The hearing on this motion was held on January 10, 2003 and the judge's decision is pending.

        In May 2002 the Company was notified that Digital Impact had presented a demand for arbitration seeking payment of approximately $594,000 allegedly owed to Digital Impact by the Company in connection with the Company's termination of an agreement between Digital Impact and the Company. On October 7, 2002, Digital Impact and the Company entered into a settlement agreement for less than $594,000.. Following payment by the Company of the agreed settlement, Digital Impact has withdrawn its arbitration demand. The amount of the agreed settlement was accrued for in the accompanying financial statements.

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

        In early 2002, the Company's management and board of directors determined that, notwithstanding the realignment undertaken as of that time, the continued operation of the Company's media assets would undermine the Company's prospects for profitability. Accordingly, the Company undertook efforts to sell its remaining media assets, including the starmedia.com portal and its LatinRed community products. On July 3, 2002, the Company sold most of the intellectual property, hardware and other assets associated with the operation of starmedia.com and LatinRed to EresMas, and agreed that it would cease to conduct business under the StarMedia name. Since then the Company has operated commercially under the name "CycleLogic." This change of name has been approved by management and the board of directors, who expect to propose at the next meeting of the Company's shareholders that the Company amend its certificate of incorporation to formally change its name to "CycleLogic, Inc." Any such amendment is subject to the approval by the Company's shareholders.

        The Company is now principally engaged in providing integrated mobile Internet solutions to wireless telephone operators in Latin America targeting Spanish- and Portuguese-speaking end-users. In addition, we continue to operate several Spanish- and Portuguese-language websites and design and operate portals for third parties. Beginning in July 2002, the vast majority of our revenues have been generated from our mobile solutions business. Our customers are in Latin America and most of our revenues come from Venezuela, Brazil, Colombia, Argentina, and Chile.

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

        In general, management estimates that as a result of the realignment and its ceasing to engage in the Internet media business, the Company's operating expenses will be reduced to approximately $7 million for the three months ended December 31, 2002, as compared to approximately $10 million for the three months ended September 30, 2002.

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

BAD DEBT (RECOVERIES) EXPENSE

        Bad debt expense for the quarter ended September 30, 2002 totaled $3,000 compared to a net recovery of $385,000 during the quarter ended September 30, 2001 as a result of a reversal of account receivables that had been previously reserved for and which were subsequently collected. The Company believes that all potential uncollectible accounts receivables have been fully reserved for and as such the Company does not expect any future collectibility or billing problems from the accounts currently reported in the financial statements.

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

        All barter arrangements were associated with the Internet media business. Barter revenues for the nine months ended September 30, 2002 and 2001 accounted for 8% and 29% of total revenues, respectively.

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

        We used $29.3 million in operating activities for the nine months ended September 30, 2002, a decrease from $79.0 million for the nine months ended September 30, 2001 due to reduced operating expenditures. Cash used in operating activities substantially related to our loss of $33.9 million and $144.1 million during the periods ended September 30, 2002 and September 30, 2001, respectively. For the nine months ended September 30, 2002, non-cash operating activities included $9.2 million in depreciation and amortization. For the nine months ended September 30, 2001, non-cash operating activities included $20.1 million for depreciation and amortization, $15.5 million in impairment of goodwill and fixed assets, $12.5 million in loss on disposition of assets, $11.1 million in provision for bad debts, $1.9 million for amortization of stock-based compensation, and $11.3 million relating to write-down of officer loans.

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

        In April 2002, AT&T Corp filed a claim in the United States District Court for the Southern District of New York seeking payment from the Company for telecommunications services rendered to the Company in the amount of approximately $337,000, and in June 2002 AT&T amended that complaint to increase the amounts claimed to approximately $1,400,000. The Company denies that it owes most of the amount alleged by AT&T to be payable. The parties are engaged in active settlement discussions and in December 2002, agreed to submit this matter to arbitration before the American Arbitration Association.

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

        On or about September 5, 2002 Official Kiosk Group ("OKG") filed a claim for $1,000,000 in Florida state court alleging that this amount is owed to it under a March 2001 agreement. The Company denies that it owes this amount to OKG. On October 1, 2002 the Company filed a motion to dismiss on the ground that the parties' agreement requires all claims to brought in New York. The hearing on this motion was held on January 10, 2003 and the judge's decision is pending.

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
PART II OTHER INFORMATION